Form 10-Q
period 2008-06-30
United States Gasoline Fund, LP
filed 2008-08-13
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
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

☐ Yes    ☒ No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Page
Documents
Condensed Statements of Financial Condition at June 30, 2008 (Unaudited) and December 31, 2007	2

Condensed Schedule of Investments (Unaudited) at June 30, 2008	3

Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2008 and the period from February 26, 2008 (commencement of operations) to June 30, 2008	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the period from February 26, 2008 (commencement of operations) to June 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the period from February 26, 2008 (commencement of operations) to June 30, 2008 and the period from April 12, 2007 (inception) to June 30, 2007	6

Notes to Condensed Financial Statements for the period from February 26, 2008 (commencement of operations) to June 30, 2008 (Unaudited)	7

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$27,153,588	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	4,824,245	-
Unrealized gain on open commodity futures contracts	631,235	-
Interest receivable	35,257	-
Receivable from general partner	115,095	-

Total assets	$32,759,420	$1,000

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$15,737	$-
Brokerage commissions payable	750	-
Other liabilities	130,392	-

Total liabilities	146,879	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	32,612,541	980
Total Partners' Capital	32,612,541	1,000

Total liabilities and partners' capital	$32,759,420	$1,000

Limited Partners' units outstanding	500,000
Net asset value per unit	$65.23
Market value per unit	$65.66

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2008

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Gasoline Futures contracts, expires August 2008	222	$631,235	1.94

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$19,010,207	$19,010,207	58.29
	$19,010,207	19,010,207	58.29

Cash		8,143,381	24.97
Total Cash & Cash Equivalents		27,153,588	83.26

Cash on deposit with broker		4,824,245	14.79
Other assets in excess of liabilities		3,473	0.01
Total Partners' Capital		$32,612,541	100.00

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2008 and the period from
February 26, 2008 (commencement of operations) to June 30, 2008
		Period from
	Three months ended	February 26, 2008 to
	June 30, 2008	June 30, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$5,832,498	$4,821,667
Change in unrealized gains on open positions	277,066	631,235
Interest income	101,255	129,580
Other income	3,000	5,000

Total income	6,213,819	5,587,482

Expenses
General Partner management fees (Note 3)	35,114	43,965
Brokerage commissions	4,680	6,428
Other expenses	129,439	131,353

Total expenses	169,233	181,746

K-1 Tax expense waiver	-	(88,183)
Audit fees waiver	-	(26,911)

Net expenses	169,233	66,652

Net income	$6,044,586	$5,520,830
Net income per limited partnership unit	$16.70	$15.23
Net income per weighted average limited partnership unit	$15.19	$14.74
Weighted average limited partnership units outstanding	397,802	374,603

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the period from February 26, 2008 (commencement of operations) to June 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$20	$980	$1,000
Addition of 600,000 partnership units	-	32,597,025	32,597,025
Redemption of 100,000 partnership units	(20)	(5,506,294)	(5,506,314)
Net income	-	5,520,830	5,520,830

Balances, at June 30, 2008	$-	$32,612,541	$32,612,541

Net Asset Value Per Unit
At February 26, 2008 (commencement of operations)	$50.00
At June 30, 2008	$65.23

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the period from February 26, 2008 (commencement of operations) to June 30, 2008 and the period from April 12, 2007 (inception) to June 30, 2007

	Period from	Period from
	February 26, 2008 to	April 12, 2007 to
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net income	$5,520,830	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash	(4,824,245)	-
Unrealized gains on futures contracts	(631,235)	-
Increase in interest receivable and other assets	(150,352)	-
Increase in management fees payable	15,737	-
Increase in commissions payable	750	-
Increase in other liabilities	130,392	-
Net cash provided by operating activities	61,877	-

Cash Flows from Financing Activities:
Subscription of partnership units	32,597,025	1,000
Redemption of partnership units	(5,506,314)	-

Net cash provided by financing activities	27,090,711	1,000

Net Increase in Cash and Cash Equivalents	27,152,588	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$27,153,588	$1,000

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the period from February 26, 2008 (commencement of operations) to June 30, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“USG”) was organized as a limited partnership under the laws of the state of Delaware on April 12, 2007. USG is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of USG is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor as measured by the changes in the price of the futures contract on gasoline as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USG’s expenses. USG accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of June 30, 2008, USG held 222 Futures Contracts traded on the NYMEX.

USG commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as “Victoria Bay Asset Management, LLC”) (the “General Partner”) is responsible for the management of USG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively.

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

In February 2008, USG initially registered 30,000,000 units on Form S-1 with the SEC. On February 26, 2008, USG listed its units on the AMEX under the ticker symbol “UGA”. On that day, USG established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. USG also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2008, USG had registered a total of 30,000,000 units.

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

Creations and Redemptions

Authorized Purchasers may purchase units "Creation Baskets" or redeem units "Redemption Baskets" only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

USG records sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USG’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2008.

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

Cash Equivalents

Cash and cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

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

Ongoing Registration Fees and Other Offering Expenses

USG pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the period from February 26, 2008 to June 30, 2008, USG did not incur registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4, USG entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the period from February 26, 2008 to June 30, 2008, USG incurred $2,534 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USG’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USG.  In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USG to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. These costs are estimated to be $309,794 for the year ending December 31, 2008. For the period from February 26, 2008 to June 30, 2008, management’s estimated portion of these expenses would be $115,075 under this arrangement.

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

USG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USG in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for USG’s account. The agreement provides that UBS Securities charge USG commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USG engages in the speculative trading of  futures contracts and options on futures contracts (collectively, “derivatives”). USG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

USG’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USG’s assets posted with that futures commission merchant; however, the vast majority of USG’s assets are held in Treasuries, cash or cash equivalents with USG’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USG’s custodian could result in a substantial loss of USG’s assets.

USG invests its cash in money market funds that seek to maintain a stable net asset value. USG is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2008, USG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $31,977,833. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period from February 26, 2008 to June 30, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

For the period from
February 26, 2008
(commencement of operations)
to June 30, 2008
Per Unit Operating Performance:	(Unaudited)

Net asset value, beginning of period	$50.00
Total income	15.41
Net expenses	(0.18)
Net increase in net asset value	15.23
Net asset value, end of period	$65.23

Total Return	30.46%

Ratios to Average Net Assets
Total income	26.25%
Expenses excluding management fees*	(0.31)%
Management fees*	(0.60)%
Net income	25.94%

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

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USG’s securities at June 30, 2008 using the fair value hierarchy:

At June 30, 2008	Total	Level I	Level II	Level III

Investments	$19,010,207	$19,010,207	$-	$-
Derivative assets	631,235	631,235	-	-

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

USG seeks to achieve its investment objective by investing in a combination of gasoline futures contracts and other gasoline-related investments such that changes in USG’s NAV, measured in percentage terms, will closely track the changes in the price of a specified gasoline futures contract (the “Benchmark Futures Contract”), also measured in percentage terms. USG’s General Partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of gasoline. It is not the intent of USG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline futures contracts.

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

USG may also invest in futures contracts for other types of gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this quarterly report on Form 10-Q.

The general partner of USG, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of USG (the “LP Agreement”) to manage USG. The General Partner is authorized by USG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

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

Management’s Discussion of Results of Operations and the Gasoline Market

Results of Operations.  On February 26, 2008, USG listed its units on the AMEX under the ticker symbol “UGA.” On that day, USG established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Kellogg Capital Group, LLC, in exchange for $15,001,000 in cash. As of June 30, 2008, USG had issued 600,000 units, 500,000 of which were outstanding.

More units may have been issued by USG than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USG cannot be resold by USG. As a result, USG contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2008, the total unrealized gain on gasoline Futures Contracts owned or held on that day was $631,235 and USG established cash deposits, including cash investments in money market funds, that were equal to $31,977,833. The majority of those cash assets were held in overnight deposits at USG’s custodian bank, while 15.09% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on June 30, 2008 was $65.23.

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

During the period from February 26, 2008 to June 30, 2008, the daily average total net assets of USG were $21,284,430. During the period from February 26, 2008 to June 30, 2008, the management fee paid by USG amounted to $43,965, and was accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this period.

USG pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  For the period from February 26, 2008 to June 30, 2008, USG did not incur any ongoing registration fees or other offering expenses. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by USG to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. USG is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USG shares these fees with USOF, USNG, US12OF and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

USG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the period from February 26, 2008 to June 30, 2008, total commissions paid to brokers amounted to $6,428. Prior to the initial offering of its units, USG had estimated that its annual level of such commissions was expected to be 0.17% of total net assets. As an annualized percentage of average net assets, the figure for the period from February 26, 2008 to June 30, 2008 represented approximately 0.09% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USG seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USG to pay the full amount of the contract value at the time of purchase, but rather require USG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USG retains an amount that is approximately equal to its total net assets, which USG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the period from February 26, 2008 to June 30, 2008, USG earned $129,580 in interest income on such cash holdings. Based on USG’s average daily total net assets during this time period, this is equivalent to an annualized yield of 1.77%. USG did not purchase Treasuries during the period from February 26, 2008 to June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period.

Tracking USG’s Benchmark. USG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USG’s portfolio management goals do not include trying to make the nominal price of USG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended June 30, 2008, the simple average daily change in the Benchmark Futures Contract was 0.323%, while the simple average daily change in the NAV of USG over the same time period was 0.325%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.166%, meaning that over this time period USG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USG units to the public on February 26, 2008 to June 30, 2008, the simple average daily change in the Benchmark Futures Contract was 0.326%, while the simple average daily change in the NAV of USG over the same time period was 0.328%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.813%, meaning that over this time period USG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the period from February 26, 2008 to June 30, 2008, the actual total return of USG as measured by changes in its NAV was 30.46%. This is based on an initial NAV of $50.00 on February 26, 2008 and an ending NAV as of June 30, 2008 of $65.23. During this time period, USG made no distributions to its unitholders. However, if USG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USG would have ended the second quarter of 2008 with an estimated NAV of $65.06, for a total return over the relevant time period of 30.12%. The difference between the actual NAV total return of USG of 30.46% and the expected total return based on the Benchmark Futures Contract of 30.12% was an error over the time period of 0.34%, which is to say that USG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USG collects on its cash and cash equivalent holdings. In addition, during the period from February 26, 2008 to June 30, 2008, USG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USG’s actual return exceeding the benchmark results. However, if the total assets of USG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USG’s ability to accurately track its Benchmark Futures Contract.

First, USG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USG executes the trade. In that case, USG may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USG to either be too high or too low relative to the changes in the daily benchmark. During the period from February 26, 2008 to June 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USG’s attempt to track its benchmark over time.

Second, USG earns interest on its cash, cash equivalents and Treasury holdings. USG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the period from February 26, 2008 to June 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to USG’s NAV. When this income exceeds the level of USG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USG will realize a net yield that will tend to cause daily changes in the NAV of USG to track slightly higher than daily changes in the Benchmark Futures Contract. During the period from February 26, 2008 to June 30, 2008, USG earned, on an annualized basis, approximately 1.77% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 0.86% and affected USG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USG may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USG that are either too high, or too low, relative to the daily changes in the benchmark. During the period from February 26, 2008 to June 30, 2008, USG did not hold any Other Gasoline-Related Investments. However, there can be no assurance that in future quarters USG will not make use of such Other Gasoline-Related Investments.

During the period from February 26, 2008 to June 30, 2008, the prices of front month Benchmark Futures Contracts rose from $2.6854 to $3.4991. The prices of front month contracts were also lower than the prices of second month contracts during the early part of this time period, a condition in the futures markets referred to as “contango”. In the later part of the time period, the prices of front month contracts were higher than the prices of the second month, a condition in the futures market referred to as "backwardation." The relationship between the prices of different months of the same futures contracts, the “term structure of futures prices”, can have a major impact on the total return of owning such futures contracts over time.

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

Periods of contango or backwardation do not meaningfully impact USG’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USG’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Gasoline Market. During the six month period ended June 30, 2008, the price of unleaded gasoline in the United States intended for delivery to New York harbor, as measured by changes in the price of the futures contract traded on the NYMEX that was closest to expiration, rose 41.4% from approximately $2.48 a gallon to $3.50 a gallon. However, during the quarter ended June 30, 2008, prices fluctuated and reached a high of $3.54 a gallon and a low of $2.24 a gallon (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the six month period ended June 30, 2008, the price of crude oil, the raw material from which gasoline is refined, rose 45.9% from approximately $95.98 to $140.00. The price of crude oil was influenced by several factors, including ongoing strong demand for crude oil globally, modest increases in the production levels of crude oil, a weakening U.S. dollar which tends to make crude oil more expensive in U.S. dollar terms, and continuing political uncertainty in certain key oil producing countries.

Management believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as gasoline. At the same time, there can be other factors that, particularly in the short term, cause the price of gasoline to rise (or fall), more (or less) than the price of crude oil. For example, higher gasoline prices cause American consumers to reduce their gasoline consumption, particularly during the high demand period of the summer driving season and gasoline prices are impacted by the availability of refining capacity. As a result, it is possible that changes in gasoline prices may not match the changes in crude oil prices.

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

Liquidity and Capital Resources

USG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USG has met, and it is anticipated that USG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USG’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

USG currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USG has allocated substantially all of its net assets to trading in Gasoline Interests. USG invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USG’s trading in Gasoline Interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the Gasoline Interests change. The balance of the net assets is held in USG’s Futures Contracts and Other Gasoline-Related Investments trading account. Interest earned on USG’s interest-bearing funds is paid to USG.

USG’s investment in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USG from promptly liquidating its positions in Futures Contracts.  During the period from February 26, 2008 to June 30, 2008, USG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USG cannot predict whether such an event may occur in the future.

To date, all of USG’s expenses, including its organizational and offering expenses related to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering will be borne by USG. In addition, fees and expenses (including directors’ and officers’ liability insurance) of the independent directors of the General Partner, the management fee paid to the General Partner, certain tax reporting fees, brokerage fees and licensing fees will be paid directly by USG. In addition, the General Partner, though under no obligation to do so, has agreed to pay certain costs for tax reporting and audit expenses normally borne by the USG to the extent that such expenses exceed 0.15% (15 basis points) of its NAV, on an annualized basis, until December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years. If the General Partner and USG are unsuccessful in raising sufficient funds to cover USG’s expenses or in locating any other source of funding, USG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Gasoline-Related Investments, such as forwards, involves USG entering into contractual commitments to purchase or sell gasoline at a specified date in the future. The gross or face amount of the contracts will significantly exceed USG’s future cash requirements since USG intends to close out its open positions prior to settlement. As a result, USG is generally only subject to the risk of loss arising from the change in value of the contracts. USG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USG’s commitments to purchase gasoline is limited to the gross face amount of the contracts held. However, should USG enter into a contractual commitment to sell gasoline, it would be required to make delivery of the gasoline at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of gasoline, the market risk to USG could be unlimited.

USG’s exposure to market risk depends on a number of factors, including the markets for gasoline, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Gasoline-Related Investments markets and the relationships among the contracts held by USG. The limited experience that USG has had in utilizing its model to trade in Gasoline Interests in a manner intended to track the changes in the spot price of gasoline, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USG enters into Futures Contracts and Other Gasoline-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USG in such circumstances.

The General Partner attempts to manage the credit risk of USG by following various trading limitations and policies. In particular, USG generally posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Gasoline-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USG to limit its credit exposure. UBS Securities LLC, USG’s commodity broker, or any other broker that may be retained by USG in the future, when acting as USG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USG, all assets of USG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USG’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USG assets related to foreign Futures Contracts trading.

As of June 30, 2008, USG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $31,977,833. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2008, USG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USG. While USG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USG’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USG may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USG may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USG’s exposure to the counterparty. In addition, it is also possible for USG and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USG would no longer have credit risk of its original counterparty, as the clearinghouse would now be USG’s counterparty. USG would still retain any price risk associated with its transaction.

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

During the period from February 26, 2008 to June 30, 2008, USG did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USG was not exposed to counterparty risk.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):
Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Gasoline Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 13, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 13, 2008