Form 10-K
period 2008-12-31
United States Gasoline Fund, LP
filed 2009-03-31
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-3336
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2008 was: $32,830,000

The registrant had 2,700,000 outstanding units as of March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES GASOLINE FUND, LP

Table of Contents

Part I

Item 1.                      Business.

What is UGA?

The United States Gasoline Fund, LP (“UGA”) is a Delaware limited partnership organized on April 12, 2007. UGA maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. UGA is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”), which grants full management control to United States Commodity Funds LLC (the “General Partner”).

The investment objective of UGA is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor, as measured by the changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA began trading on February 26, 2008.  The General Partner is the general partner of UGA and is responsible for the management of UGA.

Who is the General Partner?

The General Partner is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, the General Partner was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that also owns an insurance company organized under Bermuda law (currently being liquidated) and a registered investment adviser firm named Ameristock Corporation. The General Partner is a member of the National Futures Association (the “NFA”) and registered with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005. The General Partner’s registration as a Commodity Pool Operator (“CPO”) was approved on December 1, 2005.

On May 12, 2005, the General Partner formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF began trading on April 10, 2006.  The General Partner is the general partner of USOF and is responsible for the management of USOF.

On September 11, 2006, the General Partner formed the United States Natural Gas Fund, LP (“USNG”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses. USNG began trading on April 18, 2007. The General Partner is the general partner of USNG and is responsible for the management of USNG.

On June 27, 2007, the General Partner formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts for light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF began trading on December 6, 2007. The General Partner is the general partner of US12OF and is responsible for the management of US12OF.

On April 13, 2007, the General Partner formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the changes in the price of the futures contract for heating oil as traded on the NYMEX, less USHO’s expenses. USHO began trading on April 9, 2008. The General Partner is the general partner of USHO and is responsible for the management of USHO.

USOF, USNG, US12OF and USHO are collectively referred to herein as the “Related Public Funds.” For more information about each of the Related Public Funds, investors in UGA may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

The General Partner has filed a registration statement for two other exchange traded security funds, the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”). The investment objective of USSO would be to have the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USSO’s expenses. The investment objective of US12NG would be to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses.

The General Partner is required to evaluate the credit risk of UGA to the futures commission merchant, oversee the purchase and sale of UGA’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of UGA and manage UGA’s investments. The General Partner also pays the fees of ALPS Distributors, Inc. (the “Marketing Agent”) and Brown Brothers Harriman & Co. (“BBH&Co.”), which acts as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UGA.

Limited partners have no right to elect the General Partner on an annual or any other continuing basis. If the General Partner voluntarily withdraws, however, the holders of a majority of UGA’s outstanding units (excluding for purposes of such determination units owned, if any, by the withdrawing General Partner and its affiliates) may elect its successor. The General Partner may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UGA’s outstanding units (excluding units owned, if any, by the General Partner and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of the General Partner are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Sarbanes-Oxley Act of 2002. Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its limited liability company agreement. Through its Management Directors, the General Partner manages the day-to-day operations of UGA. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UGA Operate?

The net assets of UGA consist primarily of investments in futures contracts for gasoline, but may also consist of crude oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures (formerly, the International Petroleum Exchange) or other U.S. and foreign exchanges (collectively, “Futures Contracts”). UGA may also invest in other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, and over-the-counter transactions that are based on the price of gasoline and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this annual report on Form 10-K.

UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. In pursuing this objective, the primary focus of the General Partner is the investment in Futures Contracts and the management of UGA’s investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of UGA is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the Futures Contract on unleaded gasoline (also known as RBOB) for delivery to New York harbor, as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline.

UGA seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other Gasoline-Related Investments such that the changes in its NAV will closely track the changes in the price of the NYMEX futures contract for gasoline delivered to the New York harbor (the “Benchmark Futures Contract”). The General Partner believes changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of gasoline. On any valuation day (a valuation day is any trading day as of which UGA calculates its NAV as described herein), the Benchmark Futures Contract is the near month contract for gasoline traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX.

As a specific benchmark, the General Partner endeavors to place UGA’s trades in Futures Contracts and Other Gasoline-Related Investments and otherwise manage UGA’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in UGA’s NAV for any period of 30 successive valuation days; i.e., any trading day as of which UGA calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause daily changes in UGA’s unit price on the NYSE Arca to closely track daily changes in UGA’s NAV per unit. The General Partner believes that changes in UGA’s NAV in percentage terms will closely track the changes in percentage terms in the Benchmark Futures Contract, less UGA’s expenses. The following two graphs demonstrate the correlation between the daily changes in the NAV of UGA and the daily changes in the Benchmark Futures Contract both since the initial public offering of UGA’s units on February 26, 2008 through December 31, 2008 and during the last thirty valuation days ended December 31, 2008.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in gasoline prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the gasoline market in a transparent, cost-effective manner.

The expected correlation of the price of UGA’s units, UGA’s NAV and the price of the Benchmark Futures Contract is illustrated in the following diagram:

The Price of UGA’s Units is Expected to Correlate Closely With UGA’s NAV

UGA’s units are traded on the NYSE Arca.  The price of units fluctuates in response to UGA’s NAV and the supply and demand pressures for its units on the Exchange. Because of certain arbitrage opportunities, the General Partner believes the price of UGA’s units traded on the Exchange will correlate closely with UGA’s NAV.

Changes in UGA’s NAV are Expected to Correlate Closely With Changes in the Price of the Benchmark Futures Contract

The General Partner endeavors to invest UGA’s assets as fully as possible in Gasoline Futures Contracts and Other Gasoline-Related Investments so that the changes in the NAV will closely correlate with the changes in the price of the Benchmark Futures Contract.

The General Partner employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. UGA’s “neutral” investment strategy is designed to permit investors generally to purchase and sell UGA’s units for the purpose of investing indirectly in gasoline in a cost-effective manner, and/or to permit participants in the gasoline or other industries to hedge the risk of losses in their gasoline-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in gasoline and/or the risks involved in hedging may exist. In addition, an investment in UGA involves the risk that the changes in the price of UGA’s units will not accurately track the changes in the Benchmark Futures Contract.

The Benchmark Futures Contract changes from the near month contract to expire to the next month contract to expire during one day each month. On that day, UGA will “roll” its position by closing, or selling, its Gasoline Interests and reinvesting the proceeds from closing those positions in new Gasoline Interests.  The anticipated monthly dates on which the Benchmark Futures Contracts will be changed and UGA’s Gasoline Interests will be “rolled” in 2009 are posted on UGA’s website at www.unitedstatesgasolinefund.com, and are subject to change without notice.

UGA’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Gasoline Interest, the specific types of Other Gasoline-Related Investments and characteristics of such Other Gasoline-Related Investments, Treasuries, and amount of the cash and/or cash equivalents held in UGA’s portfolio. UGA’s website is publicly accessible at no charge. UGA’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by UGA may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when notice for a purchase or redemption is received by UGA. The NYSE Arca publishes an approximate intra-day NAV based on the prior day’s NAV and the current price of the Benchmark Futures Contract, but the basket price is determined based on the actual NAV at the end of the day.

While UGA issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the NYSE Arca. These transactions, however, are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is UGA’s Investment Strategy?

In managing UGA’s assets, the General Partner does not use a technical trading system that issues buy and sell orders. The General Partner instead employs a quantitative methodology whereby each time a Creation Basket is sold, the General Partner purchases Gasoline Interests, such as the Benchmark Futures Contract, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

As an example, assume that a Creation Basket is sold by UGA, and that UGA’s closing NAV per unit is $50.00. In that case, UGA would receive $5,000,000 in proceeds from the sale of the Creation Basket ($50 NAV per unit multiplied by 100,000 units, and excluding the Creation Basket fee of $1,000). If one were to assume further that the General Partner wants to invest the entire proceeds from the Creation Basket in the Benchmark Futures Contracts and that the market value of the Benchmark Futures Contract is $59,950, UGA would be unable to buy the exact number of Benchmark Futures Contract with an aggregate market value equal to $5,000,000. Instead, UGA would be able to purchase 83 Benchmark Futures Contracts with an aggregate market value of $4,975,850. Assuming a margin requirement equal to 10% of the value of the Benchmark Futures Contract, UGA would be required to deposit $497,585 in Treasuries and cash with the futures commission merchant through which the Benchmark Futures Contracts were purchased. The remainder of the proceeds from the sale of the Creation Basket, $4,502,415, would remain invested in cash, cash equivalents and Treasuries as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Futures Contracts purchased depend on various factors, including a judgment by the General Partner as to the appropriate diversification of UGA’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Futures Contracts, as UGA reaches certain accountability levels or position limits on the NYMEX, or for other reasons, it has also and may continue to invest in Futures Contracts traded on other exchanges or invest in Other Gasoline-Related Investments such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting its Futures Contracts expire and taking delivery of the underlying commodity. Instead, the General Partner will close existing positions, e.g., when it changes the Benchmark Futures Contract or it otherwise determines it would be appropriate to do so and reinvest the proceeds in new Futures Contracts. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Futures Contracts or Other Gasoline-Related Investments, the General Partner believes that the changes in percentage terms in UGA’s NAV will continue to closely track the changes in percentage terms in the prices of the Futures Contracts in which UGA invests. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of UGA. For performance data relating to UGA’s ability to track its benchmark, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UGA’s Benchmark”.

What are Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy gasoline from the other party at a later date at a price and quantity agreed upon when the contract is made. Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Futures Contract is traded on the NYMEX in units of 42,000 gallons (1,000 barrels). Gasoline Futures Contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Futures Contracts are discussed below. Additional risks of investing in Futures Contracts are included in “What are the Risk Factors Involved with an Investment in UGA?”

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for Futures Contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by NYMEX but does not limit the maximum daily price fluctuation.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts in gasoline. If UGA and the Related Public Funds exceed these accountability levels for investments in futures contracts for gasoline, the NYMEX will monitor UGA’s and the Related Public Funds’ exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX, it could also order UGA to reduce its position back to the accountability level. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its gasoline contract. As of December 31, 2008, UGA and the Related Public Funds held 453 Benchmark Futures Contracts. As of December 31, 2008, UGA had no Futures Contracts traded on the ICE Futures.

If the NYMEX or ICE Futures orders UGA to reduce its position back to the accountability level, or to an accountability level that the NYMEX deems appropriate for UGA, such an accountability level may impact the mix of investments in Gasoline Interests made by UGA. To illustrate, assume that the price of the Benchmark Futures Contract and the unit price of UGA are each $10, and that the NYMEX has determined that UGA may not own more than 10,000 Benchmark Futures Contracts. In such case, UGA could invest up to $1 billion of its daily net assets in the Benchmark Futures Contract (i.e., $10 per contract multiplied by 1,000 (a Benchmark Futures Contract is a contract for 42,000 gallons (1,000 barrels) of gasoline multiplied by 10,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in Benchmark Futures Contracts, the portfolio may not be able to make any further investments in Benchmark Futures Contracts, depending on whether the NYMEX imposes limits. If the NYMEX does impose limits at the $1 billion level (or another level), UGA anticipates that it will invest the majority of its assets above that level in a mix of other Futures Contracts or Other Gasoline-Related Investments.

In addition to accountability levels, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during one day beginning two weeks from expiration of the contract.

U.S. futures exchanges, including the NYMEX, also limit the amount of price fluctuation for Futures Contracts. For example, the NYMEX imposes a $0.25 per gallon ($10,500 per contract) price fluctuation limit for the Benchmark Futures Contract. This limit is initially based off the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, it begins at the point where the limit was imposed and the limit is reset to be $0.25 per gallon in either direction of that point. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

UGA anticipates that to the extent it invests in Futures Contracts other than gasoline contracts (such as futures contracts for crude oil, natural gas, and other petroleum-based fuels) and Other Gasoline-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Gasoline-Related Investments against the current Benchmark Futures Contract.

Examples of the position and price limits imposed are as follows:

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
NYMEX Gasoline (physically settled)	Any one month: 5,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

ICE NYH (RBOB) Gasoline (financially settled)	Any one month: 7,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.
NYMEX Light, Sweet Crude Oil (physically settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.
$10.00 per barrel ($10,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $10.00 per barrel in either direction. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Light, Sweet Crude Oil (financially settled)	Any one month: 20,000 net futures / all months: 20,000 net futures, but not to exceed 2,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.
NYMEX Heating Oil (physically settled)	Any one month: 5,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Natural Gas (physically settled)	Any one month: 6,000 net futures / all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$3.00 per million British thermal units (“mmBtu”) ($30,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $3.00 per mmBtu in either direction. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

ICE Brent Crude (physically settled)	There are no position limits.	There is no maximum daily price fluctuation limit.
ICE West Texas Intermediate (“WTI”) (financially settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

Price Volatility. Despite daily price limits, the price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for gasoline are more currently and directly influenced by economic factors for which current data is available and are traded by gasoline futures traders throughout the day. These economic factors include changes in interest rates; actions by oil producing countries, such as the Organization of Petroleum Exporting Countries ("OPEC") countries; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants. Because UGA invests a significant portion of its assets in Futures Contracts, the assets of UGA, and therefore the prices of UGA units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if UGA’s futures positions have declined in value, UGA may be required to post variation margin to cover this decline. Alternatively, if UGA futures positions have increased in value, this increase will be credited to UGA’s account.

What is the Gasoline Market and the Petroleum-Based Fuel Market?

UGA may purchase Futures Contracts traded on the NYMEX that are based on gasoline. The ICE Futures also offers an RBOB Gasoline Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The RBOB Gasoline Futures Contract is cash settled against the prevailing market price for RBOB gasoline in the New York harbor. It may also purchase contracts on other exchanges, including the ICE Futures, the Singapore Exchange and the Dubai Mercantile Exchange.

Gasoline. Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption. The gasoline Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers. The price of gasoline has historically been volatile.

Light, Sweet Crude Oil.  Crude oil is the world’s most actively traded commodity. The Futures Contracts for light, sweet crude oil that are traded on the NYMEX are the world’s most liquid forum for crude oil trading, as well as the world’s largest volume futures contract trading on a physical commodity. Due to the liquidity and price transparency of oil Futures Contracts, they are used as a principal international pricing benchmark. The Futures Contracts for light, sweet crude oil trade on the NYMEX in units of 1,000 U.S. barrels (42,000 gallons) and, if not closed out before maturity, will result in delivery of oil to Cushing, Oklahoma, which is also accessible to the international spot markets by two major interstate petroleum pipeline systems. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures, an electronic marketplace for energy trading and price discovery. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons).  The ICE Futures also offers a WTI Futures Contract which trades in units of 1,000 barrels.  The WTI Futures Contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by OPEC also affect supply and prices. Oil export embargoes and the current conflict in Iraq represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The price of heating oil has historically been volatile.

Natural Gas.  Natural gas accounts for almost a quarter of U.S. energy consumption. The natural gas Futures Contract listed and traded on the NYMEX trades in units of 10,000 mmBtu and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits. The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border. The price of natural gas has historically been volatile.

Why Does UGA Purchase and Sell Futures Contracts?

UGA’s investment objective is to have the changes in percentage terms of the units’ NAV reflect the changes in percentage terms of the Benchmark Futures Contract, less UGA’s expenses. UGA invests primarily in Futures Contracts. UGA seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Gasoline-Related Investments) UGA holds.

Other than investing in Futures Contracts and Other Gasoline-Related Investments, UGA only invests in assets to support these investments in Gasoline Interests. At any given time, most of UGA’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UGA’s positions in Futures Contracts and Other Gasoline-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require UGA to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 10% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UGA would deposit the required margin with the futures commission merchant and hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically only 5% to 10% of UGA’s assets are held as margin in segregated accounts with the futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Futures Contracts it owns, UGA holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as collateral to support its over-the-counter contracts. UGA earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. UGA anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. UGA reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If UGA reinvests the earned interest income, it will make investments that are consistent with its investment objectives.

What is the Flow of Units?

What are the Trading Policies of UGA?

Liquidity

UGA invests only in Futures Contracts and Other Gasoline-Related Investments that are traded in sufficient volume to permit, in the opinion of the General Partner, ease of taking and liquidating positions in these financial interests.

Spot Commodities

While the gasoline Futures Contracts traded on the NYMEX can be physically settled, UGA does not intend to take or make physical delivery. UGA may from time to time trade in Other Gasoline-Related Investments, including contracts based on the spot price of gasoline.

Leverage

The General Partner endeavors to have the value of UGA’s Treasuries, cash and/or cash equivalents, whether held by UGA or posted as margin or collateral, to at all times approximate the aggregate market value of UGA’s obligations under its Futures Contracts and Other Gasoline-Related Investments.

Borrowings

Borrowings are not used by UGA, unless UGA is required to borrow money in the event of physical delivery, if UGA trades in cash commodities, or for short-term needs created by unexpected redemptions. UGA expects to have the value of its Treasuries, cash and/or cash equivalents whether held by UGA or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Gasoline-Related Investments. UGA has not established and does not plan to establish credit lines.

Pyramiding

UGA has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for UGA. In this capacity, BBH&Co. holds UGA’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, in its capacity as Administrator for UGA, BBH&Co. performs certain administrative and accounting services for UGA and prepares certain U.S. Securities and Exchange Commission (the “SEC”) and CFTC reports on behalf of UGA. The General Partner pays BBH&Co. a fee for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is not a publicly held company nor is it insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Banking Department. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

UGA also employs ALPS Distributors, Inc. as a Marketing Agent. The General Partner pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the General Partner for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering. ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO  80203.  ALPS is the marketing agent for UGA. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UGA and the futures commission merchant, UBS Securities LLC (“UBS Securities”) have entered into an Institutional Futures Client Account Agreement. This Agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of gasoline interests that may be purchased or sold by or through UBS Securities for UGA’s account. UGA pays UBS Securities commissions for executing and clearing trades on behalf of UGA.

UBS Securities is not affiliated with UGA or the General Partner. Therefore, UGA does not believe that UGA has any conflicts of interest with UBS Securities or their trading principals arising from their acting as UGA’s futures commission merchant.

UBS Securities’s principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for UGA. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of the NFA and various U.S. futures and securities exchanges.

UBS Securities will act only as clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to the General Partner nor participate in the management of UGA.

Currently, the General Partner does not employ commodity trading advisors. If, in the future, the General Partner does employ commodity trading advisors, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of UGA

Fees and Compensation Arrangements with the General Partner and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by the General Partner
Brown Brothers Harriman & Co., Custodian and Administrator
Minimum amount of $75,000 annually* for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UGA’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UGA’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s and the Related Public Funds’ combined net assets exceed $1 billion.**

ALPS Distributors, Inc., Marketing Agent	0.06% on UGA’s assets up to $3 billion; 0.04% on UGA’s assets in excess of $3 billion.

*	The General Partner pays this compensation.

**
The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to the General Partner

UGA is contractually obligated to pay the General Partner a management fee based on 0.60% per annum on its average net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of UGA’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UGA and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by UGA
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Non-Affiliated Brokers	Approximately 0.10% of assets

*	UGA pays this compensation.

New York Mercantile Exchange Licensing Fee*

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

*
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UGA is responsible for its pro rata share of the assets held by UGA and the Related Public Funds as well as other funds managed by the General Partner, including USSO and US12NG, when and if such funds commence operations.

Expenses paid by UGA through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$97,932
Amount Paid in Portfolio Brokerage Commissions:	$16,173
Other Amounts Paid or Accrued:	$158,773
Total Expenses Paid or Accrued:	$272,878
Expenses Waived*:	$(126,348)
Net Expenses Paid or Accrued*:	$146,530

*
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

Expenses paid by UGA through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
General Partner	0.60% annualized
Portfolio Brokerage Commissions	0.10% annualized
Other Amounts Paid or Accrued	0.97% annualized
Total Expense Ratio	1.67% annualized
Expenses Waived	(0.77)% annualized
Net Expense Ratio	0.90% annualized

Form of Units

Registered Form. Units are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator keeps a record of all limited partners and holders of the units in certificated form in the registry (the “Register”). The General Partner recognizes transfers of units in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such units are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates are not issued for the units. Instead, units are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the units outstanding at any time. Unitholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the units through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of units. DTC Participants acting on behalf of investors holding units through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Units are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Transfer of Units

Transfers of Units Only Through DTC. The units are only transferable through the book-entry system of DTC. Limited partners who are not DTC Participants may transfer their units through DTC by instructing the DTC Participant holding their units (or by instructing the Indirect Participant or other entity through which their units are held) to transfer the units. Transfers are made in accordance with standard securities industry practice.

Transfers of interests in units with DTC are made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer. DTC has established procedures to facilitate transfers among the participants and/or accountholders of DTC. Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a definitive security in respect of such interest.

DTC has advised UGA that it takes any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Transfer/Application Requirements. All purchasers of UGA’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by UGA’s LP Agreement and is eligible to purchase UGA’s securities. Each purchaser of units must execute a transfer application and certification. The obligation to provide the form of transfer application is imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through UGA. Further, the General Partner may request each record holder to furnish certain information, including that record holder’s nationality, citizenship or other related status. A record holder is a unitholder that is, or has applied to be, a limited partner. An investor who is not a U.S. resident may not be eligible to become a record holder or one of UGA’s limited partners if that investor’s ownership would subject UGA to the risk of cancellation or forfeiture of any of UGA’s assets under any federal, state or local law or regulation. If the record holder fails to furnish the information or if the General Partner determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of UGA’s limited partners, the General Partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and UGA will have the right to redeem those securities held by the record holder.

A transferee’s broker, agent or nominee may complete, execute and deliver a transfer application and certification. UGA may, at its discretion, treat the nominee holder of a unit as the absolute owner. In that case, the beneficial holder’s rights are limited solely to those that it has against the nominee holder as a result of any agreement between the beneficial owner and the nominee holder.

A person purchasing UGA’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, UGA’s units are securities and are transferable according to the laws governing transfers of securities.

Any transfer of units will not be recorded by the transfer agent or recognized by the General Partner unless a completed transfer application is delivered to the General Partner or the Administrator. When acquiring units, the transferee of such units that completes a transfer application will:

•
be an assignee until admitted as a substituted limited partner upon the consent and sole discretion of the General Partner and the recording of the assignment on the books and records of the partnership;

•	automatically request admission as a substituted limited partner;

•         agree to be bound by the terms and conditions of, and execute, UGA’s LP Agreement;

•         represent that such transferee has the capacity and authority to enter into UGA’s LP Agreement;

•         grant powers of attorney to UGA’s General Partner and any liquidator of us; and

•         make the consents and waivers contained in UGA’s LP Agreement.

An assignee will become a limited partner in respect of the transferred units upon the consent of UGA’s General Partner and the recordation of the name of the assignee on UGA’s books and records. Such consent may be withheld in the sole discretion of UGA’s General Partner.

If consent of the General Partner is withheld, such transferee shall be an assignee. An assignee shall have an interest in the partnership equivalent to that of a limited partner with respect to allocations and distributions, including, without limitation, liquidating distributions, of the partnership. With respect to voting rights attributable to units that are held by assignees, the General Partner shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of the assignee who is the record holder of such units. If no such written direction is received, such units will not be voted. An assignee shall have no other rights of a limited partner.

Until a unit has been transferred on UGA’s books, UGA and the transfer agent may treat the record holder of the unit as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulations.

Withdrawal of Limited Partners

As discussed in the LP Agreement, if the General Partner gives at least fifteen (15) days’ written notice to a limited partner, then the General Partner may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account. If the General Partner does not give at least fifteen (15) days’ written notice to a limited partner, then it may only require withdrawal of all or any portion of the capital account of any limited partner in the following circumstances: (i) the unitholder made a misrepresentation to the General Partner in connection with its purchase of units; or (ii) the limited partner’s ownership of units would result in the violation of any law or regulations applicable to the partnership or a partner. In these circumstances, the General Partner without notice may require the withdrawal at any time, or retroactively. The limited partner thus designated shall withdraw from the partnership or withdraw that portion of its partner capital account specified, as the case may be, as of the close of business on such date as determined by the General Partner. The limited partner thus designated shall be deemed to have withdrawn from the partnership or to have made a partial withdrawal from its partner capital account, as the case may be, without further action on the part of the limited partner and the provisions of the LP Agreement shall apply.

Calculating NAV

UGA’s NAV is calculated by:

•         Taking the current market value of its total assets; and

•         Subtracting any liabilities

BBH&Co., the Administrator, calculates the NAV of UGA once each trading day. The NAV for a particular trading day is released after 4:15 p.m. New York time. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. Trading on the NYSE Arca typically closes at 4:15 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts traded on the NYMEX, but determines the value of all other USOF investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., UGA and the General Partner which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to UGA for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of UGA as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Benchmark Futures Contract on the NYMEX. The prices reported for the active Benchmark Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for that contract and the spot month contract. In the event that the spot month contract is also the active contract, the last sale price for the active contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. New York time to 4:15 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which UGA’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for gasoline Futures Contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of UGA units on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of UGA and the indicative fund value. If the market price of UGA units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if UGA appears to be trading at a discount compared to the indicative fund value, a market professional could buy UGA units on the NYSE Arca and sell short gasoline Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of UGA and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Gasoline-Related Investments and Treasuries held by UGA are valued by the Administrator, using rates and points received from client approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down according solely to changes in the price of the Benchmark Futures Contract.

Creation and Redemption of Units

UGA creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UGA or the distribution by UGA of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by UGA, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to UGA for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or the General Partner, and no such person will have any obligation or responsibility to the General Partner or UGA to effect any sale or resale of units. As of December 31, 2008, 4 Authorized Purchasers had entered into agreements with UGA to purchase Creation Baskets.

Certain Authorized Purchasers are expected to have the facility to participate directly in the physical gasoline market and the gasoline futures market. In some cases, an Authorized Purchaser or its affiliates may from time to time acquire gasoline or sell gasoline and may profit in these instances. The General Partner believes that the size and operation of the gasoline market make it unlikely that an Authorized Purchaser’s direct activities in the gasoline or securities markets will impact the price of gasoline, Futures Contracts, or the price of the units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, the General Partner has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time, or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash or a combination of Treasuries and cash with UGA, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of UGA (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. The General Partner determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to UGA’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UGA shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UGA’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

The General Partner acting by itself or through the Marketing Agent may reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to UGA at that time will not enable it to meet its investment objective;

•         it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to UGA or its unitholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to the General Partner, be unlawful; or

•	circumstances outside the control of the General Partner, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of the General Partner, Marketing Agent or Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to UGA not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to UGA’s account at the Custodian the non-refundable transaction fee due for the redemption order. Authorized Purchasers may not withdraw a redemption request.

Determination of Redemption Distribution

The redemption distribution from UGA consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of UGA (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. The General Partner, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets.

Delivery of Redemption Distribution

The redemption distribution due from UGA will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, UGA’s DTC account has been credited with the baskets to be redeemed. If UGA’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if UGA receives the fee applicable to the extension of the redemption distribution date which the General Partner may, from time to time, determine and the remaining baskets to be redeemed are credited to UGA’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from the General Partner, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to UGA’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as the General Partner may from time to time determine.

Suspension or Rejection of Redemption Orders

The General Partner may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as the General Partner determines to be necessary for the protection of the limited partners. For example, the General Partner may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UGA’s assets at an appropriate value to fund a redemption. If the General Partner has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the General Partner, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. The General Partner will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The General Partner may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less, unless the General Partner has reason to believe that the placer of the redemption order does in fact possess all the outstanding units and can deliver them.

Creation and Redemption Transaction Fee

To compensate UGA for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to UGA of $1,000 per order to create or redeem baskets. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by the General Partner. The General Partner shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify the General Partner and UGA if they are required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Secondary Market Transactions

As noted, UGA will create and redeem units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets will only be made in exchange for delivery to UGA or the distribution by UGA of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of UGA at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Gasoline-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between UGA’s NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or the General Partner, and no such person has any obligation or responsibility to the General Partner or UGA to effect any sale or resale of units. Units are expected to trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Gasoline-Related Investments. While the units trade on the NYSE Arca until 4:15 p.m. New York time, liquidity in the market for Futures Contracts and Other Gasoline-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of UGA

UGA's units began trading on the American Stock Exchange (the “AMEX”) on February 26, 2008 and are offered on a continuous basis. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2008, the total amount of money raised by UGA from Authorized Purchasers was $46,114,901; the total number of Authorized Purchasers was 4; the number of baskets purchased by Authorized Purchasers was 13; and the aggregate amount of units purchased was 1,300,000. For more information on the performance of UGA, see the Performance Tables below.

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2008, the simple average daily change in its Benchmark Futures Contract was -0.386%, while the simple average daily change in the NAV of UGA over the same time period was -0.383%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.605%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000

Dollar Amount Raised:	$46,115,901

Organizational and Offering Expenses**:
SEC registration fee:	$58,520
FINRA fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$117,891
Printing expenses:	$31,867

Length of offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation

Expenses paid by UGA through December 31, 2008 in dollar terms:

Expenses	Amount in Dollar Terms
Amount Paid to General Partner in UGA Offering:	$97,932
Amount Paid in Portfolio Brokerage Commissions in UGA Offering:	$16,173
Other Amounts Paid or Accrued in UGA Offering:	$158,773
Total Expenses Paid or Accrued in UGA Offering:	$272,878
Expenses Waived*:	$(126,348)
Net Expenses Paid or Accrued*:	$146,530

*
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

Expenses paid by UGA through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in UGA Offering:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner in UGA Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in UGA Offering:	0.10% annualized
Other Amounts Paid in UGA Offering:	0.97% annualized
Total Expenses in UGA Offering:	1.67% annualized
Expenses Waived in UGA Offering:	(0.77)% annualized
Net Expenses Paid or Accrued	0.90% annualized

UGA Performance
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2008):	$ 46,114,901
Total Net Assets as of December 31, 2008:	$ 20,209,419	*
Initial NAV Per Unit as of Inception:	$ 50.00
NAV per Unit as of December 31, 2008:	$ 20.21
Worst Monthly Percentage Draw-down:	October 2008 (38.48)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02)%
——————
* Inclusive of transactions recorded on a trade date + 1 basis.

COMPOSITE PERFORMANCE FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Month	Rates of return 2008
January	-
February	(0.56) %*
March	(2.39)%
April	10.94%
May	15.60%
June	4.80%
July	(12.79)%
August	(3.88)%
September	(9.36)%
October	(38.48)%
November	(21.35)%
December	(15.72)%
Annual Rate of Return	(59.58)%
*         Partial from February 26, 2008

Terms Used in Performance Tables

Draw-down: Losses experienced over a specified period. Draw-down is measured on the basis of monthly returns only and does not reflect intra-month figures.

Worst Monthly Percentage Draw-down: The largest single month loss sustained since inception of trading.

Worst Peak-to-Valley Draw-down: The largest percentage decline in the NAV per unit over the history of the fund. This need not be a continuous decline, but can be a series of positive and negative returns where the negative returns are larger than the positive returns.  Worst Peak-to-Valley Draw-down represents the greatest percentage decline from any month-end NAV per unit that occurs without such month-end NAV per unit being equaled or exceeded as of a subsequent month-end. For example, if the NAV per unit declined by $1 in each of January and February, increased by $1 in March and declined again by $2 in April, a “peak-to-trough drawdown” analysis conducted as of the end of April would consider that “drawdown” to be still continuing and to be $3 in amount, whereas if the NAV per unit had increased by $2 in March, the January-February drawdown would have ended as of the end of February at the $2 level.

Prior Performance of the Related Public Funds

The General Partner is also currently the general partner of the Related Public Funds. Each of the General Partner and the Related Public Funds is located in California.

USOF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis. USOF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2008, the total amount of money raised by USOF from its authorized purchasers was $18,578,175,328; the total number of authorized purchasers of USOF was 14; the number of baskets purchased by authorized purchasers of USOF was 2,923; and the aggregate amount of units purchased was 292,300,000. USOF employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the near month contract to expire for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2008, the simple average daily change in its benchmark oil futures contract was -0.074%, while the simple average daily change in the NAV of USOF over the same time period was -0.066%. The average daily difference was 0.008% (or 0.8 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 2.345%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USNG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses. USNG’s units began trading on April 18, 2007 and are offered on a continuous basis. USNG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2008, the total amount of money raised by USNG from its authorized purchasers was $4,150,671,803; the total number of authorized purchasers of USNG was 7; the number of baskets purchased by authorized purchasers of USNG was 1,077; and the aggregate amount of units purchased was 107,700,000. USNG employs an investment strategy in its operations that is similar to the investment strategy of UGA, except its benchmark is the near month contract for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of USNG units to the public on April 17, 2007 to December 31, 2008, the simple average daily change in its benchmark futures contract was -0.507%, while the simple average daily change in the NAV of USNG over the same time period was -0.505%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.346%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis. US12OF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2008, the total amount of money raised by US12OF from its authorized purchasers was $23,231,434; the total number of authorized purchasers of US12OF was 2; the number of baskets purchased by authorized purchasers of US12OF was 5; and the aggregate amount of units purchased was 500,000. US12OF employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2008, the simple average daily change in its benchmark oil futures contract was -0.315%, while the simple average daily change in the NAV of US12OF over the same time period was -0.323%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 0.024%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents. USHO’s units began trading on April 9, 2008 and are offered on a continuous basis. As of December 31, 2008, the total amount of money raised by USHO from its authorized purchasers was $17,556,271; the total number of authorized purchasers of USHO was 4; the number of baskets purchased by authorized purchasers of USHO was 4; and the aggregate amount of units purchased was 400,000. USHO employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the near month contract for heating oil delivered to the New York harbor.

Since the offering of USHO units to the public on April 9, 2008 to December 31, 2008, the simple average daily change in its benchmark futures contract was -0.720%, while the simple average daily change in the NAV of USHO over the same time period was -0.715%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.681%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The General Partner has filed a registration statement for two other exchange traded security funds, USSO and US12NG. The investment objective of USSO would be to have the changes in percentage terms of its units’ NAV to inversely reflect the changes in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in percentage terms of the price of the futures contract on light, sweet crude oil as traded on the NYMEX. The investment objective of US12NG would be to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts.

There are significant differences between investing in UGA and the Related Public Funds and investing directly in the futures market. The General Partner’s results with UGA and the Related Public Funds may not be representative of results that may be experienced with a fund directly investing in futures contracts or other managed funds investing in futures contracts. Moreover, given the different investment objectives of UGA and the Related Public Funds, the performance of UGA may not be representative of results that may be experienced by the other Related Public Funds. For more information on the performance of the Related Public Funds, see the Performance Tables below.

USOF:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in USOF Offering*:	$23,384,630,000
Dollar Amount Raised in USOF Offering:	$18,578,175,328
Organizational and Offering Expenses**:
SEC registration fee:	$1,522,485
FINRA registration fee:	$528,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$193,350
Legal fees and expenses:	$1,506,565
Printing expenses:	$292,126

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Amounts are for organizational and offering expenses incurred in connection with the offerings from April 10, 2006 through December 31, 2008. Through December 31, 2006, these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following December 31, 2006, USOF has borne the expenses related to the offering of its units.

Compensation to the General Partner and Other Compensation

Expenses paid by USOF through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in USOF Offering:	$9,141,311
Amount Paid in Portfolio Brokerage Commissions in USOF Offering:	$3,271,301
Other Amounts Paid in USOF Offering:	$4,002,391
Total Expenses Paid in USOF Offering:	$16,415,003

Expenses paid by USOF through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in USOF Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in USOF Offering:	0.48% annualized
Amount Paid in Portfolio Brokerage Commissions in USOF Offering:	0.17% annualized
Other Amounts Paid in USOF Offering:	0.21% annualized
Total Expenses Paid in USOF Offering:	0.86% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2008):	$18,578,175,328
Total Net Assets as of December 31, 2008:	$2,569,623,931
Initial NAV per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2008:	$34.31
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.72)%

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return
Month	2006	2007	2008
January	–	(6.55)%	(4.00)%
February	–	5.63%	11.03%
March	–	4.61%	0.63%
April	3.47%*	(4.26)%	12.38%
May	(2.91)%	(4.91)%	12.80%
June	3.16%	9.06%	9.90%
July	(0.50)%	10.57%	(11.72)%
August	(6.97)%	(4.95)%	(6.75)%
September	(11.72)%	12.11%	(12.97)%
October	(8.45)%	16.98%	(31.57)%
November	4.73%	(4.82)%	(20.65)%
December	(5.21)%	8.67%	(22.16)%
Annual Rate of Return	(23.03)%	46.17%	(54.75)%
*         Partial from April 10, 2006

USNG:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in USNG Offering*:	$7,631,500,000
Dollar Amount Raised in USNG Offering:	$4,150,671,803
Organizational and Offering Expenses**:
SEC registration fee:	$340,557
FINRA registration fee:	$226,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$206,850
Legal fees and expenses:	$686,695
Printing expenses:	$56,130

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Amounts are for organizational and offering expenses incurred in connection with offerings from April 18, 2007 through December 31, 2008. Through April 18, 2007, these expenses were paid for by the General Partner. Following April 18, 2007, USNG has borne the expenses related to the offering of its units.

Compensation to the General Partner and Other Compensation

Expenses paid by USNG through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in USNG Offering:	$5,613,585
Amount Paid in Portfolio Brokerage Commissions in USNG Offering:	$1,218,485
Other Amounts Paid in USNG Offering:	$2,242,063
Total Expenses Paid in USNG Offering:	$9,074,133

Expenses paid by USNG through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in USNG Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in USNG Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in USNG Offering:	0.13% annualized
Other Amounts Paid in USNG Offering:	0.24% annualized
Total Expenses Paid in USNG Offering:	0.97% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2008):	$4,150,671,803
Total Net Assets as of December 31, 2008:	$695,714,510
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2008:	$23.27
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (62.86)%

COMPOSITE PERFORMANCE DATA FOR USNG
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return
Month	2007	2008
January	–	8.87%
February	–	15.87%
March	–	6.90%
April	4.30%*	6.42%
May	(0.84)%	6.53%
June	(15.90)%	13.29%
July	(9.68)%	(32.13)%
August	(13.37)%	(13.92)%
September	12.28%	(9.67)%
October	12.09%	(12.34)%
November	(16.16)%	(6.31)%
December	0.75%	(14.32)%
Annual Rate of Return	(27.64)%	(35.68)%
*         Partial from April 17, 2007

US12OF:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in US12OF Offering*:	$550,000,000
Dollar Amount Raised in US12OF Offering:	$23,232,434
Organizational and Offering Expenses**:
SEC registration fee:	$16,885
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$35,700
Legal fees and expenses:	$213,235
Printing expenses:	$23,755

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation

Expenses paid by US12OF through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in US12OF Offering:	$57,977
Amount Paid in Portfolio Brokerage Commissions in US12OF Offering:	$3,217
Other Amounts Paid in US12OF Offering:	$119,032
Total Expenses Paid in US12OF Offering:	$180,226
Expenses Waived in US12OF Offering*:	$(97,019)
Net Expenses Paid or Accrued in US12OF Offering*:	$83,207

*
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

Expenses paid by US12OF through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in US12OF Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in US12OF Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in US12OF Offering:	0.03% annualized
Other Amounts Paid in US12OF Offering:	1.23% annualized
Total Expenses Paid in US12OF Offering:	1.86% annualized
Expenses Waived in US12OF Offering:	(1.00)% annualized
Net Expenses Paid in US12OF Offering:	0.86% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2008):	$23,231,434
Total Net Assets as of December 31, 2008:	$6,247,578
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2008:	$31.24
Worst Monthly Percentage Draw-down:	October 2008 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008 –December 2008 (62.83)%

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return
Month	2007		2008
January	–		(2.03)%
February	–		10.48%
March	–		(0.66)%
April	–		11.87%
May	–		15.47%
June	–		11.59%
July	–		(11.39)%
August	–		(6.35)%
September	–		(13.12)%
October	–		(29.59)%
November	–		(16.17)%
December	8.46	%*	(12.66)%
Annual Rate of Return	8.46%		(42.39)%
*         Partial from December 6, 2007

USHO:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in USHO Offering*:	$5,000,000
Dollar Amount Raised in USHO Offering:	$17,556,271
Organizational and Offering Expenses**:
SEC registration fee:	$19,220
FINRA registration fee:	$50,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$126,859
Printing expenses:	$21,255

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation

Expenses paid by USHO through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in USHO Offering:	$52,791
Amount Paid in Portfolio Brokerage Commissions in USHO Offering:	$7,700
Other Amounts Paid in USHO Offering:	$104,989
Total Expenses Paid in USHO Offering:	$165,480
Expenses Waived in USHO Offering*:	$(87,698)
Net Expenses Paid or Accrued in USHO Offering*:	$77,782

*
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

Expenses paid by USHO through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in USHO Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in USHO Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in USHO Offering:	0.09% annualized
Other Amounts Paid in USHO Offering:	1.19% annualized
Total Expenses Paid in USHO Offering:	1.88% annualized
Expenses Waived in USHO Offering:	(1.00)% annualized
Net Expenses Paid in USHO Offering:	0.88% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 8, 2008
Aggregate Subscriptions (from inception through December 31, 2008):	$17,556,271
Total Net Assets as of December 31, 2008:	$4,387,898
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2008:	$21.94
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (65.25)%

COMPOSITE PERFORMANCE DATA FOR USHO
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Month	Rates of return 2008
January	–
February	–
March	–
April	2.84	% *
May	15.93%
June	5.91%
July	(12.18)%
August	(8.41)%
September	(9.77)%
October	(28.63)%
November	(18.38)%
December	(17.80)%
Annual Rate of Return	(56.12)%
*         Partial from April 8, 2008

Other Related Commodity Trading and Investment Management Experience

Ameristock Corporation is an affiliate of the General Partner and it is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”) that focuses on large cap U.S. equities that has approximately $188,835,336 in assets as of December 31, 2008. Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consists of five separate investment portfolios, each of which seeks investment results, before fees and expenses, that correspond generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.  The Ameristock ETF Trust has liquidated each of its investment portfolios and is in the process of winding up its affairs.

Investments

The General Partner applies substantially all of UGA’s assets toward trading in Futures Contracts and Other Gasoline-Related Investments, Treasuries, cash and/or cash equivalents. The General Partner has sole authority to determine the percentage of assets that are:

•         held on deposit with the futures commission merchant or other custodian,

•         used for other investments, and

•         held in bank accounts to pay current obligations and as reserves.

The General Partner deposits substantially all of UGA’s net assets with the futures commission merchant or other custodian for trading. When UGA purchases a Futures Contract and certain exchange traded Other Gasoline-Related Investments, UGA is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under oil interests at maturity. This deposit is known as “margin.” UGA invests the remainder of its assets equal to the difference between the margin deposited and the market value of the Futures Contract in Treasuries, cash and/or cash equivalents.

UGA’s assets are held in segregated accounts pursuant to the CEA and CFTC regulations. The General Partner believes that all entities that hold or trade UGA’s assets are based in the United States and are subject to United States regulations.

Approximately 5% to 10% of UGA’s assets have normally been committed as margin for Futures Contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. The General Partner invests the balance of UGA’s assets not invested in Gasoline Interests or held in margin as reserves to be available for changes in margin. All interest income is used for UGA’s benefit.

The futures commission merchant, a government agency or a commodity exchange could increase margins applicable to UGA to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions taken.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. In December 2000, the CEA was amended by the Commodity Futures Modernization Act of 2000 (the “CFMA”), which substantially revised the regulatory framework governing certain commodity interest transactions and the markets on which they trade. The CEA, as amended by the CFMA, now provides for varying degrees of regulation of commodity interest transactions depending upon the variables of the transaction. In general, these variables include (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization. Information regarding commodity interest transactions, markets and intermediaries, and their associated regulatory environment, is provided below.

Futures Contracts

A futures contract such as a Futures Contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals. The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying of commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market. Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions. The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. The forward markets are largely unregulated. Forward contracts are, in general, not cleared or guaranteed by a third party. Commercial banks participating in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin.

Further, as the result of the CFMA, over-the-counter derivative instruments such as forward contracts and swap agreements (and options on forwards and physical commodities) may begin to be traded on lightly-regulated exchanges or electronic trading platforms that may, but are not required to, provide for clearing facilities. Exchanges and electronic trading platforms on which over-the-counter instruments may be traded and the regulation and criteria for that trading are more fully described below under “Futures Exchanges and Clearing Organizations.” Nonetheless, absent a clearing facility, UGA’s trading in foreign exchange and other forward contracts is exposed to the creditworthiness of the counterparties on the other side of the trade.

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange. An option on a futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest. The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

The seller, or writer, of an option is obligated to take a position in the underlying interest at a specified price opposite to the option buyer if the option is exercised. Thus, the seller of a call option must stand ready to take a short position in the underlying interest at the strike price if the buyer should exercise the option. The seller of a put option, on the other hand, must stand ready to take a long position in the underlying interest at the strike price.

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels. Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of-the-money if the strike price is below current market levels.

Options have limited life spans, usually tied to the delivery or settlement date of the underlying interest. Some options, however, expire significantly in advance of such date. The purchase price of an option is referred to as its premium, which consists of its intrinsic value (which is related to the underlying market value) plus its time value. As an option nears its expiration date, the time value shrinks and the market and intrinsic values move into parity. An option that is out-of-the-money and not offset by the time it expires becomes worthless. On certain exchanges, in-the-money options are automatically exercised on their expiration date, but on others unexercised options simply become worthless after their expiration date.

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, similar to forward contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap. Swap contracts are principally traded off-exchange, although recently, as a result of regulatory changes enacted as part of the CFMA, certain swap contracts are now being traded in electronic trading facilities and cleared through clearing organizations.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is generally limited to the net amount of payments that the party is contractually obligated to make. In some swap transactions one or both parties may require collateral deposits from the counterparty to support that counterparty’s obligation under the swap agreement. If the counterparty to such a swap defaults, the risk of loss consists of the net amount of payments that the party is contractually entitled to receive less any collateral deposits it is holding.

Block Trading

Block Trading refers to privately negotiated futures or option transactions executed apart from the public auction market. A block transaction may be executed either on or off the exchange trading floor but is still reported to and cleared by the exchange.

Exchange for Physical

An Exchange For Physical (“EFP”) is a technique (originated in physical commodity markets) whereby a position in the underlying subject of a derivatives contract is traded for a futures position. In financial futures markets, the EFP bypasses any cash settlement mechanism that is built into the contract and substitutes physical settlement. EFPs are used primarily to adjust underlying cash market positions at a low trading cost. An EFP by itself will not change either party’s net risk position materially, but EFPs are often used to set up a subsequent trade which will modify the investor’s market risk exposure at low cost.

Exchange for Swap

An Exchange For Swap (“EFS”) is an off market transaction which involves the swapping (or exchanging) of an over-the-counter position for a futures position. The over-the-counter transaction must be for the same or similar quantity or amount of a specified commodity, or a substantially similar commodity or instrument. The over-the-counter side of the EFS can include swaps, swap options, or other instruments traded in the over-the-counter market.

In order that an EFS transaction can take place, the over-the-counter side and futures components must be “substantially similar” in terms of either value and or quantity. The net result is that the over-the-counter position (and the inherent counterparty credit exposure) is transferred from the over-the-counter market to the futures market. EFSs can also work in reverse, where a futures position can be reversed and transferred to the over-the-counter market.

Participants

The two broad classes of persons who trade commodities are hedgors and speculators. Hedgors include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedgor contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedgor may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell if under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedgor to shift the risk of price fluctuations. The usual objective of the hedgor is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives, and hedgors can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

Unlike the hedgor, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedgor seeks to avoid. Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms. Members of a particular exchange and the trades executed on such exchanges are subject to the rules of that exchange. Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members. Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

Clearing organizations provide services designed to mutualize or transfer the credit risk arising from the trading of contracts on an exchange or other electronic trading facility. Once trades made between members of an exchange or electronic trading facility have been confirmed, the clearing organization becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange or trading platform and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearing organization for performance. The clearing organization generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute; this fund acts as an emergency buffer that is intended to enable the clearing organization to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, the clearing organization requires margin deposits and continuously marks positions to market to provide some assurance that its members will be able to fulfill their contractual obligations. Thus, a central function of the clearing organization is to ensure the integrity of trades, and members effecting transactions on an exchange need not concern themselves with the solvency of the party on the opposite side of the trade; their only remaining concerns are the respective solvencies of their own customers, their clearing broker and the clearing organization. The clearing organizations do not deal with customers, but only with their member firms and the guarantee of performance for open positions provided by the clearing organization does not run to customers.

U.S. Futures Exchanges

Futures exchanges in the United States are subject to varying degrees of regulation by the CFTC based on their designation as one of the following: a designated contract market, a derivatives transaction execution facility, an exempt board of trade or an electronic trading facility.

A designated contract market is the most highly regulated level of futures exchange. Designated contract markets may offer products to retail customers on an unrestricted basis. To be designated as a contract market, the exchange must demonstrate that it satisfies specified general criteria for designation, such as having the ability to prevent market manipulation, rules and procedures to ensure fair and equitable trading, position limits, dispute resolution procedures, minimization of conflicts of interest and protection of market participants. Among the principal designated contract markets in the United States are the Chicago Board of Trade, the Chicago Mercantile Exchange and the NYMEX. Each of the designated contract markets in the United States must provide for the clearance and settlement of transactions with a CFTC-registered derivatives clearing organization.

A derivatives transaction execution facility (a “DTEF”), is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

An exempt board of trade is also a newly designated form of exchange. An exempt board of trade is substantially unregulated, subject only to CFTC anti-fraud and anti-manipulation authority. An exempt board of trade is permitted to trade futures contracts and options on futures contracts provided that the underlying commodity is not a security or securities index and has an inexhaustible deliverable supply or no cash market. All traders on an exempt board of trade must qualify as eligible contract participants. Contracts deemed eligible to be traded on an exempt board of trade include contracts on interest rates, exchange rates, currencies, credit risks or measures, debt instruments, measures of inflation, or other macroeconomic indices or measures. There is no requirement that an exempt board of trade use a clearing organization. However, if contracts on an exempt board of trade are cleared, then it must be through a CFTC-registered derivatives clearing organization. A board of trade electing to operate as an exempt board of trade must file a written notification with the CFTC.

An electronic trading facility is a new form of trading platform that operates by means of an electronic or telecommunications network and maintains an automated audit trail of bids, offers, and the matching of orders or the execution of transactions on the electronic trading facility. The CEA does not apply to, and the CFTC has no jurisdiction over, transactions on an electronic trading facility in certain excluded commodities that are entered into between principals that qualify as eligible contract participants, subject only to CFTC anti-fraud and anti-manipulation authority. In general, excluded commodities include interest rates, currencies, securities, securities indices or other financial, economic or commercial indices or measures.

The General Partner intends to monitor the development of and opportunities and risks presented by the new less-regulated exchanges and exempt boards as well as other trading platforms currently in place or that are being considered by regulators and may, in the future, allocate a percentage of UGA’s assets to trading in products on these exchanges. Provided UGA maintains assets exceeding $5 million, UGA would qualify as an eligible contract participant and thus would be able to trade on such exchanges.

Non-U.S. Futures Exchanges

Non-U.S. futures exchanges differ in certain respects from their U.S. counterparts. Importantly, non-U.S. futures exchanges are not subject to regulation by the CFTC, but rather are regulated by their home country regulator. In contrast to U.S. designated contract markets, some non-U.S. exchanges are principals’ markets, where trades remain the liability of the traders involved, and the exchange or an affiliated clearing organization, if any, does not become substituted for any party. Due to the absence of a clearing system, such exchanges are significantly more susceptible to disruptions. Further, participants in such markets must often satisfy themselves as to the individual creditworthiness of each entity with which they enter into a trade. Trading on non-U.S. exchanges is often in the currency of the exchange’s home jurisdiction. Consequently, UGA is subject to the additional risk of fluctuations in the exchange rate between such currencies and U.S. dollars and the possibility that exchange controls could be imposed in the future. Trading on non-U.S. exchanges may differ from trading on U.S. exchanges in a variety of ways and, accordingly, may subject UGA to additional risks.

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedgor, which UGA is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in gasoline Futures Contracts (including investments in the Benchmark Futures Contract) on the NYMEX is 5,000 contracts for one month and 7,000 contracts for all months. The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. The ICE Futures has recently adopted similar accountability levels and position limits for certain of its futures contracts that are settled against the price of a contract listed for trading on a U.S. designated contract market such as NYMEX.  Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which UGA and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits, UGA’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

Daily Price Limits

Most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations. These regulations specify what are referred to as daily price fluctuation limits, or more commonly, daily limits. The daily limits establish the maximum amount that the price of a futures or options on futures contract may vary either up or down from the previous day’s settlement price. Once the daily limit has been reached in a particular futures or options on futures contract, no trades may be made at a price beyond the limit. Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days. The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the NYMEX does not impose daily limits but rather limits the amount of price fluctuation for Futures Contracts. For example, the NYMEX imposes a $0.25 per gallon ($10,500 per contract) price fluctuation limit for the Benchmark Futures Contract. This limit is initially based off the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $0.25 per gallon in either direction of that point. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

Commodity Prices

Commodity prices are volatile and, although ultimately determined by the interaction of supply and demand, are subject to many other influences, including the psychology of the marketplace and speculative assessments of future world and economic events. Political climate, interest rates, treaties, balance of payments, exchange controls and other governmental interventions as well as numerous other variables affect the commodity markets, and even with comparatively complete information it is impossible for any trader to predict reliably commodity prices.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, DTEF, exempt board of trade or electronic trading facility. Derivatives clearing organizations are also subject to the CEA and CFTC regulation. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC possesses exclusive jurisdiction to regulate the activities of CPOs and commodity trading advisors and has adopted regulations with respect to the activities of those persons and/or entities. Under the CEA, a registered CPO, such as the General Partner, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons. In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs. Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate. The CFTC may suspend the registration of a CPO (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances. Suspension, restriction or termination of the General Partner’s registration as a CPO would prevent it, until that registration were to be reinstated, from managing UGA, and might result in the termination of UGA. UGA itself is not required to be registered with the CFTC in any capacity.

The CEA gives the CFTC similar authority with respect to the activities of commodity trading advisors. If a trading advisor’s commodity trading advisor registration were to be terminated, restricted or suspended, the trading advisor would be unable, until the registration were to be reinstated, to render trading advice to UGA.

The CEA requires all futures commission merchants, such as UGA’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by futures commission merchants and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

UGA’s investors are afforded prescribed rights for reparations under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a futures commission merchant, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, CPOs, futures commission merchants, introducing brokers, and their respective associated persons and floor brokers. The General Partner, each trading advisor, the selling agents and the clearing brokers are members of the NFA. As such, they are subject to NFA standards relating to fair trade practices, financial condition and consumer protection. UGA itself is not required to become a member of the NFA. As the self-regulatory body of the commodity interest industry, the NFA promulgates rules governing the conduct of professionals and disciplines those professionals that do not comply with these rules. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members. Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC. As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated. The trading advisors may engage in those transactions on behalf of UGA in reliance on this exclusion from regulation.

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as UGA or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes UGA to a risk of default since failure of a bank with which UGA had entered into a forward contract would likely result in a default and thus possibly substantial losses to UGA.

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as UGA’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require UGA to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to UGA’s trading, UGA (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

SEC Reports

UGA makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at:  www.sec.gov.

CFTC Reports

UGA also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Item 1A.                      Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UGA’s financial statements and the related notes.

Risks Associated With Investing Directly or Indirectly in Gasoline

Investing in Gasoline Interests subjects UGA to the risks of the gasoline industry and this could result in large fluctuations in the price of UGA’s units.

UGA is subject to the risks and hazards of the gasoline industry because it invests in Gasoline Interests. The risks and hazards that are inherent in the gasoline industry may cause the price of gasoline to widely fluctuate. If the changes in percentage terms of UGA’s units accurately track the percentage changes in the Benchmark Futures Contract or the spot price of gasoline, then the price of its units may also fluctuate. The exploration for crude oil, the raw material used in the production of gasoline, and production of gasoline are uncertain processes with many risks. The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production of gasoline, including:

The risks of gasoline drilling and production activities include the following:

•         unexpected drilling conditions;

•         pressure or irregularities in formations;

•         equipment failures or repairs;

•         fires or other accidents;

•	adverse weather conditions;

•	pipeline ruptures, spills or other supply disruptions; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment.

Gasoline transmission, distribution, gathering, and processing activities involve numerous risks that may affect the price of gasoline.

There are a variety of hazards inherent in gasoline transmission, distribution, gathering, and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions, scheduled and unscheduled maintenance, physical damage to the refining or transportation system, and other hazards which could affect the price of gasoline. To the extent these hazards limit the supply or delivery of gasoline, gasoline prices will increase.

The price of gasoline fluctuates on a seasonal basis and this would result in fluctuations in the price of UGA’s units.

Gasoline prices fluctuate seasonally. For example, during the winter months the heating season can have a major impact on prices in the fuel industry. During the summer months, people are more likely to travel by automobile when taking spring and summer vacations along with weekend trips. The increase in travel drives fuel demand and gasoline prices typically follow.

Refineries usually use the spring months for major routine maintenance and to retool for summer gasoline blends required in various parts of the country to meet air emission requirements. Refinery maintenance as well as unplanned shut-downs reduce gasoline production. Depending on inventory levels and the strength of gasoline demand, this situation may put pressure on prices until additional gasoline supplies can be imported.

Supply interruptions may also affect inventories. For example, the Gulf Coast hurricanes of 2005 had a major impact on energy-producing facilities in the Gulf of Mexico, where roughly one-third of oil production in the United States occurs. In addition, the effects remain as repairs are continuing at some production and pipeline facilities that were severely damaged.

Changes in the political climate could have negative consequences for gasoline prices.

Tensions with Iran, the world’s fourth largest oil exporter, could put oil exports in jeopardy. Other global concerns include civil unrest and sabotage affecting the flow of oil from Nigeria, a large oil exporter. Meanwhile, friction continues between the governments of the United States and Venezuela, a major exporter to the United States. Additionally, a series of production cuts by members of the OPEC have tightened world oil markets.

Limitations on ability to develop additional sources of oil could impact future prices of gasoline.

In the past, a supply disruption in one area of the world has been softened by the ability of major oil-producing nations such as Saudi Arabia to increase output to make up the difference. Now, much of that reserve capacity has been soaked up by increased demand, with the supply cushion now estimated to be about two million barrels a day in a world that every day is using 85 million barrels (or nearly 3.6 billion gallons) of oil products. In addition, consumption of gasoline and other oil products is increasing around the world, especially in rapidly growing countries such as India and China, which is now the world’s second-largest energy user. According to the United States Government’s Energy Information Administration, global oil demand is expected to rise by more than 1.4 million barrels per day in 2007, compared with a growth rate of 1.2 million barrels per day in 2006. Gasoline demand in the United States has been growing less than in developing nations, but the United States remain the world’s largest gasoline consumer, using an average of 388.6 million gallons a day in 2007.

Gasoline refinement and production is subject to government regulations which could have an impact on the price of gasoline.

Gasoline refinement and production in North America are subject to regulation and oversight by the Federal Energy Regulatory Commission and various state regulatory agencies. For example, as a result of changes in fuel specifications, United States refiners in the spring and summer of 2006 began phasing out the fuel additive methyl tertiary butyl ether (“MTBE”) and replacing it with ethanol. The switch to ethanol, which is mandated by federal law, has resulted in a tightened supply and higher prices for this grain-based product. Although increased use of ethanol is expected to bring environmental benefits, ethanol adds to gasoline production costs because it currently is more expensive than the MTBE it is replacing.

Various formulations and compositions of gasoline as may be required by different state environmental laws and/or the U.S. Government may impact the price of gasoline.

Some areas of the country are required to use special formulations of gasoline. Environmental programs, aimed at reducing carbon monoxide, smog, and air toxics, include the Federal and/or state-required oxygenated, reformulated, and low-volatility (evaporates more slowly) gasolines. Other environmental programs put restrictions on transportation and storage. The reformulated gasolines required in some urban areas and in California cost more to produce than conventional gasoline served elsewhere, increasing the price paid at the pump. Changing standards in the future may further impact the price of gasoline in this regard.

The price of UGA’s units may be influenced by factors such as the short-term supply and demand for gasoline and the short-term supply and demand for UGA’s units. This may cause the units to trade at a price that is above or below UGA’s NAV per unit. Accordingly, changes in the price of units may substantially vary from the changes in the spot price of gasoline. If this variation occurs, then investors may not be able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in gasoline.

While it is expected that the trading prices of the units will fluctuate in accordance with changes in UGA’s NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for gasoline and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, UGA’s NAV. This could cause changes in the price of the units to substantially vary from changes in the spot price of gasoline. This may be harmful to investors because if changes in the price of units vary substantially from changes in the spot price of gasoline, then investors may not be able to effectively use UGA as a way to hedge the risk of losses in their gasoline-related transactions or as a way to indirectly invest in gasoline.

Changes in UGA’s NAV may not correlate with changes in the price of the Benchmark Futures Contract. If this were to occur, investors may not be able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in gasoline.

The General Partner endeavors to invest UGA’s assets as fully as possible in short-term Futures Contracts and Other Gasoline-Related Investments so that the changes in percentage terms of the NAV closely correlate with the changes in percentage terms in the price of the Benchmark Futures Contract. However, changes in UGA’s NAV may not correlate with the changes in the price of the Benchmark Futures Contract for several reasons as set forth below:

•
UGA (i) may not be able to buy/sell the exact amount of Futures Contracts and Other Gasoline-Related Investments to have a perfect correlation with NAV; (ii) may not always be able to buy and sell Futures Contracts or Other Gasoline-Related Investments at the market price; (iii) may not experience a perfect correlation between the spot price of gasoline and the underlying investments in Futures Contracts, Other Gasoline-Related Investments and Treasuries, cash and/or cash equivalents; and (iv) is required to pay fees, including brokerage fees and  the management fee, which will have an effect on the correlation.

•
Short-term supply and demand for gasoline may cause changes in the market price in the Benchmark Futures Contract to vary from changes in UGA’s NAV if UGA has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand. In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges, that may cause variations between the spot price of gasoline and the prices of related futures contracts.

•
UGA plans to buy only as many Futures Contracts and Other Gasoline-Related Investments that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Futures Contract. The remainder of its assets will be invested in Treasuries, cash and/or cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Gasoline Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of gasoline and the price of the Benchmark Futures Contract.

•
In addition, because UGA incurs certain expenses in connection with its investment activities, and holds most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, the General Partner is generally not able to fully invest UGA’s assets in Futures Contracts or Other Gasoline-Related Investments and there cannot be perfect correlation between changes in UGA’s NAV and changes in the price of the Benchmark Futures Contract.

•
As UGA grows, there may be more or less correlation. For example, if UGA only has enough money to buy three Benchmark Futures Contracts and it needs to buy four contracts to track the price of gasoline then the correlation will be lower, but if it buys 20,000 Benchmark Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher. At certain asset levels, UGA may be limited in its ability to purchase the Benchmark Futures Contract or Other Gasoline-Related Investments due to accountability levels imposed by the relevant exchanges. To the extent that UGA invests in these other Futures Contracts or Other Gasoline-Related Investments, the correlation with the Benchmark Futures Contract may be lower. If UGA is required to invest in other Futures Contracts and Other Gasoline-Related Investments that are less correlated with the Benchmark Futures Contract, UGA would likely invest in over-the-counter contracts to increase the level of correlation of UGA’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•
UGA may not be able to buy the exact number of Futures Contracts and Other Gasoline-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of  Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, UGA could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume UGA receives $2,000,000 for the sale of a Creation Basket and assume that the price of the Futures Contracts for gasoline is $1.062 then UGA could only invest in 44 Futures Contracts with an aggregate value of $1,962,576). UGA would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in cash and/or cash equivalents and Treasuries or other liquid securities as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, UGA may not be able to purchase these investments at the last reported price for such investments.

If changes in UGA’s NAV do not correlate with changes in the price of the Benchmark Futures Contract, then investing in UGA may not be an effective way to hedge against gasoline-related losses or indirectly invest in gasoline.

The Benchmark Futures Contract may not correlate with the spot price of gasoline and this could cause changes in the price of the units to substantially vary from the changes in the spot price of gasoline. If this were to occur, then investors may not be able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in gasoline.

When using the Benchmark Futures Contract as a strategy to track the spot price of gasoline, at best the correlation between changes in prices of such Gasoline Interests and the spot price of gasoline can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative gasoline market, supply of and demand for such Gasoline Interests and technical influences in gasoline futures trading. If there is a weak correlation between the Gasoline Interests and the spot price of gasoline, then the price of units may not accurately track the spot price of gasoline and investors may not be able to effectively use UGA as a way to hedge the risk of losses in their gasoline-related transactions or as a way to indirectly invest in gasoline.

UGA may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If UGA is required to sell Treasuries at a price lower than the price at which they were acquired, UGA will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the price of the Benchmark Futures Contract and Other Gasoline-Related Investments, and the spot price of gasoline.

Certain of UGA’s investments could be illiquid which could cause large losses to investors at any time or from time to time.

UGA may not always be able to liquidate its positions in its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its gasoline production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some Gasoline Interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, UGA has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead will rely only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that the General Partner will acquire or enter into for UGA increases the risk of illiquidity. The Other Gasoline-Related Investments that UGA invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and the contract’s express limitations.

Because both Futures Contracts and Other Gasoline-Related Investments may be illiquid, UGA’s Gasoline Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgors and speculators in futures markets has shifted such that gasoline purchasers are the predominant hedgors in the market, UGA might have to reinvest at higher futures prices or choose Other Gasoline-Related Investments.

The changing nature of the hedgors and speculators in the gasoline market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, gasoline producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgors in the futures market are the purchasers of the gasoline who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of gasoline. This can have significant implications for UGA when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While UGA does not intend to take physical delivery of gasoline under Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of UGA to take physical delivery of gasoline under its Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under these contracts. Storage costs associated with purchasing gasoline could result in costs and other liabilities that could impact the value of Futures Contracts or Other Gasoline-Related Investments. Storage costs include the time value of money invested in gasoline as a physical commodity plus the actual costs of storing the gasoline less any benefits from ownership of gasoline that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for gasoline while UGA holds Futures Contracts or Other Gasoline-Related Investments, the value of the Futures Contracts or Other Gasoline-Related Investments, and therefore UGA’s NAV, may change as well.

The price relationship between the near month contract and the next month contract that compose the Benchmark Futures Contract will vary and may impact both the total return over time of UGA’s NAV, as well as the degree to which its total return tracks other gasoline price indices’ total returns.

The design of UGA’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when it will use the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration.  In the event of a gasoline futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in gasoline prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Benchmark Futures Contract would tend to track higher. Conversely, in the event of a gasoline futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in gasoline prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result, the total return of the Benchmark Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of gasoline, the impact of backwardation and contango may lead the total return of UGA’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling gasoline prices, this could have a significant negative impact on UGA’s NAV and total return.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect UGA.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in UGA or the ability of UGA to continue to implement its investment strategy. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on UGA is impossible to predict, but could be substantial and adverse.

Investing in UGA for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

Participants in the gasoline or in other industries may use UGA as a vehicle to hedge the risk of losses in their gasoline-related transactions. There are several risks in connection with using UGA as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedgor’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedgor may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedgor foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedgor can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

When using futures contracts as a hedging technique, at best, the correlation between changes in prices of futures contracts and of the items being hedged can be only approximate. The degree of imperfection of correlation depends upon circumstances such as: variations in speculative markets, demand for futures and for gasoline products, technical influences in futures trading, and differences between anticipated energy costs being hedged and the instruments underlying the standard futures contracts available for trading. Even a well-conceived hedge may be unsuccessful to some degree because of unexpected market behavior as well as the expenses associated with creating the hedge.

In addition, using an investment in UGA as a hedge for changes in energy costs (e.g., investing in heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of gasoline may vary from changes in energy costs because the spot price may not be at the same rate as changes in the price of other energy products, and, in any case, the price of gasoline does not reflect the refining, transportation, and other costs that may impact the hedgor’s energy costs.

An investment in UGA may provide little or no diversification benefits. Thus, in a declining market, UGA may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UGA while incurring losses with respect to other asset classes.

Historically, Futures Contracts and Other Gasoline-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, UGA’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units. In such a case, UGA may have no gains to offset losses from other investments, and investors may suffer losses on their investment in UGA at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on gasoline prices and gasoline-linked instruments, including Futures Contracts and Other Gasoline-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UGA’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot price of gasoline and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, UGA cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

UGA’s Operating Risks

UGA is not a registered investment company so unitholders do not have the protections of the 1940 Act.

UGA is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

The General Partner is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day-to-day activities and affairs of UGA, the General Partner relies heavily on Messrs. Nicholas Gerber, John Love and John Hyland. If Messrs. Gerber, Love or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UGA. Furthermore, Messrs. Gerber, Love and Hyland are currently involved in the management of the Related Public Funds and the General Partner has filed a registration statement for two other exchange traded security funds, USSO and US12NG. Mr. Gerber is also by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Gerber will spend approximately 50% of his time on UGA and Related Public Fund matters. Mr. Love will spend approximately 100% of his time on UGA and Related Public Fund matters and Mr. Hyland will spend approximately 85% of his time on UGA and Related Public Fund matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Love and Hyland, as well as the other officers of the General Partner, including Mr. Howard Mah, the Chief Financial Officer, and its Board of Directors.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Benchmark Futures Contract and prevent investors from being able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in gasoline.

U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. For example, the current accountability level for investments at any one time in the Benchmark Futures Contract is 7,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 7,000 Benchmark Futures Contracts. With regard to position limits, the NYMEX limits an investor from holding more than 1,000 net futures in the last 3 days of trading in the near month contract to expire.

In addition to accountability levels and position limits, the NYMEX also sets daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

For example, the NYMEX imposes a $0.25 per gallon ($10,500 per contract) price fluctuation limit for the Benchmark Futures Contract. This limit is initially based off of the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $0.25 per gallon in either direction of that point. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use UGA as a way to hedge against Gasoline-Related losses or as a way to indirectly invest in gasoline.

UGA has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Gasoline-Related Investments. If UGA encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the ICE Futures (formerly, the International Petroleum Exchange) or other exchanges that trade listed gasoline futures. The Futures Contracts available on the ICE Futures are generally comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices. In addition, the futures contracts available on the ICE Futures may be subject to accountability levels and position limits.

There are technical and fundamental risks inherent in the trading system the General Partner intends to employ.

The General Partner’s trading system is quantitative in nature and it is possible that the General Partner might make a mathematical error. In addition, it is also possible that a computer or software program may malfunction and cause an error in computation.

To the extent that the General Partner uses spreads and straddles as part of its trading strategy, there is the risk that the NAV may not closely track the changes in the Benchmark Futures Contract.

Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity (e.g., long crude oil and short gasoline), by market (e.g., long WTI crude futures, short Brent crude futures), or by delivery month (e.g., long December, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors, because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price.

A commodity straddle takes both long and short option positions in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of a straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options.

If the General Partner were to utilize a spread or straddle position and the spread performed differently than expected, the results could impact UGA’s tracking error. This could affect UGA’s investment objective of having its NAV closely track the changes in the Benchmark Futures Contract. Additionally, a loss on a spread position would negatively impact UGA’s absolute return.

UGA and the General Partner may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

UGA and the General Partner may have inherent conflicts to the extent the General Partner attempts to maintain UGA’s asset size in order to preserve its fee income and this may not always be consistent with UGA’s objective of having the value of its units’ NAV track changes in the Benchmark Futures Contract. The General Partner’s officers, directors and employees do not devote their time exclusively to UGA. These persons are directors, officers or employees of other entities that may compete with UGA for their services. They could have a conflict between their responsibilities to UGA and to those other entities.

In addition, the General Partner’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UGA trades using the clearing broker to be used by UGA. A potential conflict also may occur if the General Partner’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UGA.

The General Partner has sole current authority to manage the investments and operations of UGA, and this may allow it to act in a way that furthers its own interests which may create a conflict with the best interests of investors. Limited partners have limited voting control, which will limit the ability to influence matters such as amendment of the LP Agreement, change in UGA’s basic investment policy, dissolution of this fund, or the sale or distribution of UGA’s assets.

The General Partner serves as the general partner to each of UGA and the Related Public Funds and will serve as the general partner for USSO and US12NG, if such funds offer their securities to the public or begin operations. The General Partner may have a conflict to the extent that its trading decisions for UGA may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds and is required to meet all of the funds’ investment objectives as well as UGA’s. If the General Partner believes that a trading decision it made on behalf of UGA might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for UGA, which could either impede or improve the opportunity for UGA to meet its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and investors could lose their investment.

Unitholders may only vote on the removal of the General Partner and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of UGA and do not control the General Partner so they will not have influence over basic matters that affect UGA.

Unitholders that have not applied to become limited partners have no voting rights, other than to remove the General Partner. Limited partners will have limited voting rights with respect to UGA’s affairs. Unitholders may remove the General Partner only if 66 2/3% of the unitholders elect to do so. Unitholders and limited partners will not be permitted to participate in the management or control of UGA or the conduct of its business. Unitholders and limited partners must therefore rely upon the duties and judgment of the General Partner to manage UGA’s affairs.

The General Partner may manage a large amount of assets and this could affect UGA’s ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, the General Partner does not intend to limit the amount of assets of UGA that it may manage. The more assets the General Partner manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

UGA could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

UGA may terminate at any time, regardless of whether UGA has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of the General Partner could cause UGA to terminate unless a majority in interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require the General Partner to terminate UGA. UGA’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

Limited partners may not have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for UGA obligations as if it were a General Partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the General Partner.

A limited partner will not be liable for assessments in addition to its initial capital investment in any of UGA’s capital securities representing units. However, a limited partner may be required to repay to UGA any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, UGA may not make a distribution to limited partners if the distribution causes UGA’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of UGA’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

With adequate notice, a limited partner may be required to withdraw from the partnership for any reason.

If the General Partner gives at least fifteen (15) days’ written notice to a limited partner, then the General Partner may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account. The General Partner may require withdrawal even in situations where the limited partner has complied completely with the provisions of the LP Agreement.

UGA’s existing units are, and any units UGA issues in the future will be, subject to restrictions on transfer. Failure to satisfy these requirements will preclude a transferee from being able to have all the rights of a limited partner.

No transfer of any unit or interest therein may be made if such transfer would (a) violate the then applicable federal or state securities laws or rules and regulations of the SEC, any state securities commission, the CFTC or any other governmental authority with jurisdiction over such transfer, or (b) cause UGA to be taxable as a corporation or affect UGA’s existence or qualification as a limited partnership. In addition, investors may only become limited partners if they transfer their units to purchasers that meet certain conditions outlined in the LP Agreement, which provides that each record holder or limited partner or unitholder applying to become a limited partner (each a record holder) may be required by the General Partner to furnish certain information, including that holder’s nationality, citizenship or other related status. A transferee who is not a U.S. resident may not be eligible to become a record holder or a limited partner if its ownership would subject UGA to the risk of cancellation or forfeiture of any of its assets under any federal, state or local law or regulation. All purchasers of UGA’s units, who wish to become limited partners or record holders, and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by UGA’s LP Agreement and is eligible to purchase UGA’s securities. Any transfer of units will not be recorded by the transfer agent or recognized by UGA unless a completed transfer application is delivered to the General Partner or the Administrator. A person purchasing UGA’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, UGA’s units will be securities and will be transferable according to the laws governing transfers of securities. See “Transfer of Units.”

UGA does not expect to make cash distributions.

The General Partner has not previously made any cash distributions and intends to re-invest any realized gains in additional Gasoline Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, UGA generally does not expect to distribute cash to limited partners. An investor should not invest in UGA if it will need cash distributions from UGA to pay taxes on its share of income and gains of UGA, if any, or for any other reason. Although UGA does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Gasoline Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

There is a risk that UGA will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UGA may not earn any profit.

UGA pays brokerage charges of approximately 0.10%, futures commission merchant fees of $3.50 per buy or sell, management fees of 0.60% of NAV on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on UGA’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether UGA’s activities are profitable. Accordingly, UGA must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

UGA has historically depended upon its affiliates to pay all its expenses. If this offering of units does not raise sufficient funds to pay UGA’s future expenses and no other source of funding of expenses is found, UGA may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on February 26, 2008, all of UGA’s expenses were funded by the General Partner and its affiliates. These payments by the General Partner and its affiliates were designed to allow UGA the ability to commence the public offering of its units. UGA now directly pays certain of these fees and expenses. The General Partner will continue to pay other fees and expenses, as set forth in the LP Agreement. If the General Partner and UGA are unable to raise sufficient funds to cover their expenses or locate any other source of funding, UGA may be forced to terminate and investors may lose all or part of their investment.

UGA may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and UGA generally are terminable by the clearing brokers once the clearing broker has given UGA notice. Upon termination, the General Partner may be required to renegotiate or make other arrangements for obtaining similar services if UGA intends to continue trading in Futures Contracts or Other Gasoline-Related Investments at its present level of capacity. The services of any clearing broker may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated clearing arrangements.

UGA may miss certain trading opportunities because it will not receive the benefit of the expertise of independent trading advisors.

The General Partner does not employ trading advisors for UGA; however, it reserves the right to employ them in the future. The only advisor to UGA is the General Partner. A lack of independent trading advisors may be disadvantageous to UGA because it will not receive the benefit of a trading advisor’s expertise.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of UGA.

If a substantial number of requests for redemption of Redemption Baskets are received by UGA during a relatively short period of time, UGA may not be able to satisfy the requests from UGA’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in UGA’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The financial markets are currently in a period of disruption and recession and UGA does not expect these conditions to improve in the near future.

Currently and throughout 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The deteriorating conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry.  A continued recession or a depression could adversely affect the financial condition and results of operations of UGA’s service providers and Authorized Purchasers which would impact the ability of the General Partner to achieve UGA’s investment objective.

The failure or bankruptcy of a clearing broker could result in a substantial loss of UGA’s assets; the clearing broker could be subject to proceedings that impair its ability to execute UGA’s trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as UGA, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of UGA’s assets posted with the clearing broker; though, the vast majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with UGA’s custodian and would not be impacted by the bankruptcy of a clearing broker. UGA also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear UGA’s trades.

The failure or insolvency of UGA’s custodian could result in a substantial loss of UGA’s assets.

As noted above, the vast majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with UGA’s custodian. The insolvency of the custodian could result in a complete loss of UGA’s assets held by that custodian, which, at any given time, would likely comprise a substantial portion of UGA’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the General Partner has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize UGA’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. The General Partner has a patent pending for UGA’s business method and it is registering its trademarks. UGA does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of UGA’s proprietary software and other technology could also adversely affect its competitive advantage. UGA may have difficulty monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the General Partner or claim that the General Partner has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the General Partner may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the General Partner is successful and regardless of the merits, may result in significant costs, divert its resources from UGA, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of UGA depends on the ability of the General Partner to accurately implement trading systems, and any failure to do so could subject UGA to losses on such transactions.

The General Partner uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell Gasoline Interests each day. Specifically, the General Partner uses the spreadsheet to make mathematical calculations and to monitor positions in Gasoline Interests and Treasuries and correlations to the Benchmark Futures Contract. The General Partner must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas. In addition, UGA relies on the General Partner to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing UGA’s transactions could impair its ability to achieve UGA’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

UGA may experience substantial losses on transactions if the computer or communications system fails.

UGA’s trading activities, including its risk management, depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that the General Partner uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the General Partner’s and UGA’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded, as needed, UGA’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting UGA’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, the General Partner will need to make corresponding upgrades to continue effectively its trading activities. UGA’s future success will depend on UGA’s ability to respond to changing technologies on a timely and cost-effective basis.

UGA depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

UGA depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the General Partner uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect the General Partner’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce UGA’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for the General Partner to use its proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms may make it difficult or impossible for the General Partner to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the General Partner to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt UGA’s trading activity and materially affect UGA’s profitability.

The operations of UGA, the exchanges, brokers and counterparties with which UGA does business, and the markets in which UGA does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. The terrorist attacks of September 11, 2001 and the war in Iraq, global anti-terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to fuel this concern.

Risk of Leverage and Volatility

If the General Partner permits UGA to become leveraged, investors could lose all or substantially all of their investment if UGA’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While this leverage can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant losses to the pool. While the General Partner has not and does not currently intend to leverage UGA’s assets, it is not prohibited from doing so under the LP Agreement or otherwise.

The price of gasoline is volatile which could cause large fluctuations in the price of units.

Movements in the price of gasoline may be the result of factors outside of the General Partner’s control and may not be anticipated by the General Partner. Among the factors that can cause volatility in the price of gasoline are:

•         worldwide or regional demand for energy, which is affected by economic conditions;

•         the domestic and foreign supply and inventories of oil and gas;

•	weather conditions, including abnormally mild winter or summer weather, and abnormally harsh winter or summer weather;

•         availability and adequacy of pipeline and other transportation facilities;

•         domestic and foreign governmental regulations and taxes;

•         political conditions in gas or oil producing regions;

•	technological advances relating to energy usage or relating to technology for exploration, production, refining and petrochemical manufacturing;

•	the ability of members of OPEC to agree upon and maintain oil prices and production levels;

•         the price and availability of alternative fuels; and

•         the impact of energy conservation efforts.

Since UGA’s commencement of operations on February 26, 2008, there has been tremendous volatility in the price of the Benchmark Futures Contract.  For example, the price of the NYMEX futures contract for gasoline rose to a 2008 high of approximately $3.57 per gallon in early July 2008 and dropped to a 2007 low of approximately $0.83 per gallon in late December 2008. The General Partner anticipates that there will be continued volatility in the price of the NYMEX futures contract for gasoline and futures contracts for other petroleum-based commodities. Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in UGA.

The impact of environmental and other governmental laws and regulations that may affect the price of gasoline.

Since gasoline prices correlate to crude oil prices, law and regulations that affect the price of crude oil impact the price of gasoline. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of crude oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of gasoline include, but are not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

The limited method for transporting and storing gasoline may cause the price of gasoline to increase.

Gasoline is transported throughout the United States by way of pipelines, barges, tankers, trucks and rail cars and is stored in aboveground and underground storage facilities. These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United States where gasoline service is already limited due to minimal pipeline and storage infrastructure. As a result of the limited method for transporting and storing gasoline, the price of gasoline may increase.

Over-the-Counter Contract Risk

Over-the-counter transactions are subject to little, if any, regulation.

A portion of UGA’s assets may be used to trade over-the-counter gasoline interest contracts, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. Investors therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity by UGA. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose UGA in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

UGA will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by UGA or held by special purpose or structured vehicles.

UGA faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UGA, in which case UGA could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UGA may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UGA may obtain only limited recovery or may obtain no recovery in such circumstances.

UGA may be subject to liquidity risk with respect to its over-the-counter contracts.

Over-the-counter contracts may have terms that make them less marketable than Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions diminish the ability to realize the full value of such contracts.

Risk of Trading in International Markets

Trading in international markets would expose UGA to credit and regulatory risk.

The General Partner invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of UGA’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as UGA, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, UGA has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes UGA to credit risk. Trading in non-U.S. markets also leaves UGA susceptible to swings in the value of the local currency against the U.S. dollar. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities subject UGA to foreign exchange risk.

The price of any non-U.S. Futures Contract, option on any non-U.S. Futures Contract, or other non-U.S. Other Gasoline-Related Investment and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to UGA even if the contract traded is profitable.

UGA’s international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, UGA may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the General Partner bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of the General Partner. The General Partner has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of UGA’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by UGA in making allocations for tax purposes and other factors, an investor’s allocable share of UGA’s income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the IRS does not accept the assumptions and conventions applied by UGA in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UGA is in many respects uncertain. UGA applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge UGA’s allocation methods and require UGA to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

UGA could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the units.

UGA has received an opinion of counsel that, under current U.S. federal income tax laws, UGA will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UGA’s annual gross income consists of “qualifying income” as defined in the Code, (ii) UGA is organized and operated in accordance with its governing agreements and applicable law and (iii) UGA does not elect to be taxed as a corporation for federal income tax purposes. Although the General Partner anticipates that UGA has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. UGA has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that UGA is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, UGA would be subject to tax on its net income for the year at corporate tax rates. In addition, although the General Partner does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of UGA as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

Item 1B.                   Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

Not applicable.

Item 3.                      Legal Proceedings.

Although UGA may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, UGA is currently not a party to any pending material legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

UGA’s units have traded on the NYSE Arca under the symbol “UGA” since November 25, 2008.  Prior to trading on the NYSE Arca, UGA’s units previously traded on the AMEX under the symbol “UGA” since its initial public offering on February 26, 2008. The following table sets forth the range of reported high and low sales prices of the units as reported on AMEX and NYSE Arca, as applicable, for the period of February 26, 2008 to December 31, 2008.

	High	Low
Fiscal year 2008
First quarter (beginning February 26, 2008)	$50.93	$46.00
Second quarter	$67.03	$47.97
Third quarter	$67.66	$43.71
Fourth quarter	$48.54	$16.10

 As of December 31, 2008, UGA had 2,960 holders of units.

Dividends

UGA has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

UGA does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, UGA redeemed 3 baskets (comprising 300,000 units) during the year ended December 31, 2008.

Item 6.                      Selected Financial Data.

Financial Highlights (for the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007)
(Dollar amounts in 000’s except for per unit information)

	For the period from February 26, 2008 to December 31, 2008	For the period from April 12, 2007 to December 31, 2007
Total assets	$20,369	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(9,949)	$-
Net loss	$(9,799)	$-
Weighted-average limited partnership units	413,548	-
Net loss per unit	$(29.79)	$-
Net loss per weighted average unit	$(23.69)	$-
Cash and cash equivalents at end of period	$11,692	$1

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of UGA included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UGA’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe UGA’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UGA cannot assure investors that these projections included in these forward-looking statements will come to pass. UGA’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

UGA has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and UGA assumes no obligation to update any such forward-looking statements. Although UGA undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UGA may make directly to them or through reports that UGA in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of UGA is to have the changes in percentage terms of the units’ NAV reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses.

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. UGA’s General Partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of gasoline. It is not the intent of UGA to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

On any valuation day, the Benchmark Futures Contract is the near month future contract for gasoline traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

UGA may also invest in Futures Contracts and Other Gasoline-Related Investments. The General Partner of UGA, which is registered as a CPO with the CFTC, is authorized by the LP Agreement to manage UGA. The General Partner is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Gasoline futures prices were very volatile from February 26, 2008 to the end of the year and exhibited wide swings.  The price of the Benchmark Futures Contract on February 26, 2008 was near the $2.68 per gallon level. It rose sharply over the course of the year and hit a peak in early July of approximately $3.57 per gallon. After that, the price steadily declined, with the decline becoming more pronounced with the onset of the global financial crisis in mid-to-late September 2008. The low of the year was in late December 2008 when prices reached the $0.83 per gallon level.  The year ended with the Benchmark Futures Contract near $1.26 per gallon, down approximately 53% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). Similarly, UGA’s NAV also rose during the year from a starting level on February 26, 2008 of $50.00 per unit to a high in early July 2008 of $66.57 per unit. UGA’s NAV reached its low for the year in late December 2008 at approximately $15.89 per unit.  The NAV on December 31, 2008 was $20.21 down 59% over the year.

For the first half of 2008, the gasoline futures market remained in a state of backwardation, meaning that the price of the front month gasoline futures contract was typically higher than the price of the second month gasoline futures contract, or contracts further away from expiration. For much of the third quarter, the gasoline futures market moved back and forth between a mild backwardation market and a mild contango market. A contango market is one in which the price of the front month gasoline futures contract is less than the price of the second month gasoline futures contract, or contracts further away from expiration. From late November 2008 to the end of the year, the market moved into a much steeper contango market. For a discussion of the impact of backwardation and contango on total returns see “Term Structure of Gasoline Prices and the Impact on Total Returns”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of UGA units is calculated once each trading day as of the earlier of the close of the NYSE or  4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the NYSE typically closes at 4:00 p.m. New York time. UGA uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UGA investments, including ICE Futures or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Results of Operations and the Gasoline Market

Results of Operations.  On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA.” On that day UGA established its initial offering price at $50.00 per unit and issued 300,000 units to the initial Authorized Purchaser, Kellogg Capital Group, LLC, in exchange for $15,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

As of December 31, 2008, UGA had issued 1,300,000 units, 1,000,000 of which were outstanding. As of December 31, 2008, there were 28,700,000 units registered but not yet issued.

More units have been issued by UGA than are outstanding due to the redemption of units. Unlike mutual funds that are registered under the 1940 Act, units that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that further offerings of its units will be registered with the SEC in the future in anticipation of additional issuances.

For the Period From February 26, 2008 to December 31, 2008

As of December 31, 2008, the total unrealized gain on Futures Contracts owned or held on that day was $1,431,721  and UGA established cash deposits, including cash investments in money market funds, that were equal to $18,806,351. The majority of cash assets were held in overnight deposits at UGA’s Custodian, while 37.83% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2008 was $20.21.

Portfolio Expenses.

UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. UGA pays the General Partner a management fee of 0.60% of NAV on its total net assets. The fee is accrued daily.

During the period from February 26, 2008 to December 31, 2008, the daily average total net assets of UGA were approximately $19,270,440. The management fee paid by UGA amounted to $97,932, which was calculated at the 0.60% rate and accrued daily. Management expenses as a percentage of total net assets averaged 0.60% over the course of the period.

UGA pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the period from February 26, 2008 to December 31, 2008, UGA incurred $0 in fees and other expenses relating to the registration and offering of additional units. Expenses incurred in connection with organizing UGA and the costs of the initial offering of units were borne by the General Partner, and are not subject to reimbursement by UGA.

UGA is responsible for paying its portion of the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also its audit committee members. In 2008, UGA shared these fees with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees for the period from February 26, 2008 to December 31, 2008 amounted to a total of $282,000 for all five funds, and UGA’s portion of such fees was $2,759.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the period from February 26, 2008 to December 31, 2008, total commissions paid to brokers amounted to $16,173. As an annualized percentage of total net assets, the figure for the period from February 26, 2008 to December 31, 2008 represents approximately 0.10% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by UGA. The General Partner, though under no obligation to do so, agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2008.  The General Partner has no obligation to continue such payment into subsequent years. The total amount of these costs to be paid by the General Partner is estimated to be $126,348 for the year ended December 31, 2008.

Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis.  For the period from February 26, 2008 to December 31, 2008, UGA earned $270,986 in interest income on such cash holdings. Based on UGA’s average daily net assets, this is equivalent to an annualized yield of 1.66%. UGA did not purchase Treasuries during 2008 and held all of its funds in cash and/or cash equivalents during this time period.

For the Three Months Ended December 31, 2008

Portfolio Expenses. During the three month period ended December 31, 2008, the daily average total net assets of UGA were approximately $10,660,237. The management fee paid by UGA amounted to $16,078, which was calculated at the 0.60% rate and accrued daily. Management expenses as a percentage of total net assets averaged 0.60% over the course of the period.

UGA pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the three month period ended December 31, 2008, UGA incurred $0 in fees and expenses relating to the registration and offering of additional units.

UGA is responsible for paying its portion of the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. In 2008, UGA shared these fees with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees for the three month period ended December 31, 2008 amounted to a total of $68,750 for all five funds, and UGA’s portion of such fees was $383.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three month period ended December 31, 2008, total commissions paid to brokers amounted to $5,423. As an annualized percentage of total net assets, the figure for the three months ended December 31, 2008 represents approximately 0.20% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by UGA. The General Partner, though under no obligation to do so, agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2008.  The General Partner has no obligation to continue such payment into subsequent years.  No amounts were required to be paid for audit expenses and tax accounting and reporting requirements during the quarter ended December 31, 2008.

Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with UGA’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended December 31, 2008, UGA earned $23,244 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this is equivalent to an annualized yield of 0.87%.UGA did not purchase Treasuries during the three month period ended December 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period.

Tracking UGA’s Benchmark. UGA seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, UGA seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1), of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, UGA management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline futures contracts.

For the 30 valuation days ended December 31, 2008, the simple average daily change in the Benchmark Futures Contract was -0.383%, while the simple average daily change in the NAV of UGA over the same time period was -0.386%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.605%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ending December 31, 2008.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2008, the simple average daily change in the Benchmark Futures Contract was -0.350%, while the simple average daily change in the NAV of UGA over the same time period was -0.347%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.327%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the period from February 26, 2008 to December 31, 2008, the actual total return of UGA as measured by changes in its NAV was -59.58%. This is based on an initial NAV of $50.00 on February 26, 2008 and an ending NAV as of December 31, 2008 of $20.21. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended 2008 with an estimated NAV of $20.09, for a total return over the relevant time period of -59.81%. The difference between the actual NAV total return of UGA of -59.58% and the expected total return based on the Benchmark Futures Contract of -59.81% was an error over the time period of 0.23%, which is to say that UGA’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that UGA collects on its cash and cash equivalent holdings. During the period from February 26, 2008 to December 31, 2008, UGA received interest income of $270,986, which is equivalent to a weighted average interest rate of 1.66% for 2008. In addition, during the period from February 26, 2008 to December 31, 2008, UGA also collected $10,000 from brokerage firms creating or redeeming baskets of units. During 2008, UGA incurred net expenses of $146,530.  Income from interest and brokerage collections net of expenses was $134,456, which is equivalent to a weighted average net interest rate of 0.82% for 2008. This income also contributed to UGA’s actual return exceeding the benchmark results. However, if the total assets of UGA continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted or are most likely to impact, UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which, could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. In 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns interest on its cash, cash equivalents and Treasury holdings. UGA is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in 2008. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the period from February 26, 2008 to December 31, 2008, UGA earned, on an annualized basis, approximately 1.66% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.20% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 0.76% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the period from February 26, 2008 to December 31, 2008, UGA did not hold any Other Gasoline-Related Investments. However, there can be no assurance that in the future UGA will not make use of such Other Gasoline-Related Investments.

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

The chart below compares the price of the near month contract to the price of the second month contract over the last 10 years (1999-2008). When the price of the near month contract is higher than the price of the second contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the second month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the second month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the second month contract (backwardation), and other times they are below the price of the second month contract (contango). In addition, investors can observe that  gasoline prices, both front month and second month, often display a seasonal pattern in which the price of gasoline tends to rise in the summer months and decline in the winter months. This mirrors the physical demand for gasoline, which typically peaks in the summer.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Another way to view backwardation and contango data over time is to subtract the dollar price of the near month gasoline futures contract from the dollar price of the second month gasoline futures contract. If the resulting number is a positive number, then the near month price is higher than the price of the second month and the market could be described as being in backwardation. If the resulting number is a negative number, than the near month price is lower than the price of the second month and the market could be described as being in contango. The chart below shows the results from subtracting the near month price from the price of the second month contract for the 10 year period between 1999 and 2008. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is the in many, but not all, cases the price of the front month is higher than the second month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the front month, when that month is just before the onset of spring, does not rise as far or as fast as the price of a second month contract whose delivery falls closer to the start of the summer season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on February 26, 2008 and held to December 31, 2008 decreased based upon the changes in the NAV for UGA units on those days, by 59%, while the spot price of gasoline for immediate delivery during the same period decreased by 53% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

Periods of contango or backwardation do not materially impact UGA’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both UGA’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Gasoline Market. Gasoline futures prices were very volatile from February 26, 2008 to the end of the year and exhibited wide swings. The price of the Benchmark Futures Contract on February 26, 2008 was near the $2.68 per gallon level. It rose sharply over the course of the year and hit a peak in early July 2008 of approximately $3.57 per gallon. After that the price steadily declined, with the decline becoming more pronounced with the onset of the global financial crisis in mind-to-late September 2008. The low of the year was in late December 2008 when prices reached $0.83 per gallon level. The year ended with the Benchmark Futures Contract near $1.26 per gallon, down approximately 53% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the period of approximately nine months from commencement of operations, February 26, 2008 and ended December 31, 2008, the price of crude oil, the raw material from which gasoline is refined, fell 56% from approximately $100.88 to $44.60. The price of crude oil was influenced by several factors, including weakening demand for crude oil globally and only modest decreases in the production levels of crude oil. Crude oil peaked in price in mid-July of 2008, having reached a price of over $145 a barrel. However, sharply declining U.S. demand for crude oil as well as a slow-down in demand outside of the U.S. contributed to a very large drop in the price of crude oil. The drop in the price of crude oil was particularly sharp from the period of mid-September 2008 to the end of the year as the global financial crisis impacted economies around the world.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of unleaded gasoline versus the monthly movements of several other energy commodities, natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil. Finally, unleaded gasoline had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Natural Gas	Heating Oil	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1	-0.223	0.936	0.063	0.045	0.003	0.266
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.214	-0.29	0.054	0.037	-0.134
Global Equities (FTSE World Index)			1	0.155	0.072	0.084	0.384
Crude Oil				1	0.292	0.738	0.747
Natural Gas					1	0.394	0.254
Heating Oil						1	0.787
Unleaded Gasoline							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the year ended December 31, 2008, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil. During this period it also had a stronger correlation with the movements of natural gas than it had displayed over the prior ten year period. Notably, the correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the prior ten years, displayed results that indicated that they had a moderate to strong positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the prior ten year period, were negatively correlated over this more recent time period.

Correlation Matrix 2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Natural Gas	Heating Oil	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1	-0.515	0.839	0.248	0.083	0.264	0.337
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.406	-0.224	-0.053	-0.159	-0.233
Global Equities (FTSE World Index)			1	0.403	0.202	0.429	0.486
Crude Oil				1	0.408	0.812	0.786
Natural Gas					1	0.476	0.407
Heating Oil						1	0.853
Unleaded Gasoline							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between gasoline and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that gasoline has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that gasoline could have long term correlation results that indicate prices of gasoline more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of gasoline to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The correlations between gasoline, crude oil, natural gas and heating oil are relevant because the General Partner endeavors to invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments so that daily changes in UGA’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Futures Contracts. If certain other fuel-based commodity futures contracts do not closely correlate with the Futures Contracts then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in the price of the Benchmark Futures Contracts will closely correlate with changes in the spot price of gasoline.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. UGA’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing UGA’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by UGA for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UGA estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UGA has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UGA has met, and it is anticipated that UGA will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UGA’s liquidity needs include: redeeming units, providing margin deposits for its existing gasoline Futures Contracts or the purchase of additional gasoline Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

UGA currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for UGA’s trading in Gasoline Interests. The balance of the net assets is held in UGA’s account at its custodian bank. Interest earned on UGA’s interest-bearing funds is paid to UGA.

UGA’s investment in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the period from February 26, 2008 to December 31, 2008, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

Prior to the initial offering of UGA, all payments with respect to UGA’s expenses were paid by the General Partner.  UGA does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay UGA’s current or future expenses. Since such date, UGA has been responsible for expenses relating to (i) investment management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner is responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian. If the General Partner and UGA are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UGA will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Gasoline-Related Investments, such as forwards, involves UGA entering into contractual commitments to purchase or sell gasoline at a specified date in the future. The aggregate market value of the contracts will significantly exceed UGA’s future cash requirements since UGA intends to close out its open positions prior to settlement. As a result, UGA is generally only subject to the risk of loss arising from the change in value of the contracts. UGA considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UGA’s commitments to purchase gasoline is limited to the aggregate market value of the contracts held. However, should UGA enter into a contractual commitment to sell gasoline, it would be required to make delivery of the gasoline at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of gasoline, the market risk to UGA could be unlimited.

UGA’s exposure to market risk depends on a number of factors, including the markets for gasoline, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Gasoline-Related Investments markets and the relationships among the contracts held by UGA. The limited experience that UGA has had in utilizing its model to trade in Gasoline Interests in a manner intended to track the changes in the spot price of gasoline, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When UGA enters into Futures Contracts and Other Gasoline-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UGA in such circumstances.

The General Partner attempts to manage the credit risk of UGA by following various trading limitations and policies. In particular, UGA generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Gasoline-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UGA to limit its credit exposure.

UBS Securities LLC, UGA’s commodity broker, or any other broker that may be retained by UGA in the future, when acting as UGA’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle UGA’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the UGA assets related to foreign Futures Contracts trading.

If, in the future, UGA purchases over-the-counter contracts, see “Item 7A: Quantitative and Qualitative Disclosure About Market Risk” for a discussion of over-the-counter contracts.

As of December 31, 2008, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $18,806,351. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2008, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UGA requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. UGA has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

UGA’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of UGA’s NAV, currently equal to 0.60% of NAV on its average net assets.

The General Partner agreed to pay the start-up costs associated with the formation of UGA, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of UGA and its units with the SEC, FINRA and the AMEX, respectively. However, following UGA’s initial offering of units, offering costs incurred in connection with registering and listing additional units of UGA are directly borne on an ongoing basis by UGA, and not by the General Partner.

The General Partner pays the fees of the Marketing Agent and the fees of the custodian and transfer agent, BBH&Co, as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of UGA’s financial statements and its SEC and CFTC reports. The General Partner and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. The General Partner also pays certain initial implementation service fees and base service fees charged by the accounting firm for its tax accounting and reporting requirements; however, UGA pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to the General Partner’s management fee, UGA pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UGA’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. UGA also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Financial Statements.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UGA’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UGA’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

Over-the-Counter Derivatives

In the future, UGA may purchase over-the-counter contracts. Unlike most of the exchange-traded gasoline Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some gasoline-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other gasoline-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of gasoline- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of gasoline, forward gasoline prices or gasoline futures prices. For example, UGA may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of gasoline, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts that may be invested in by UGA.

To protect itself from the credit risk that arises in connection with such contracts, UGA may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. UGA also may require that the counterparty be highly rated and/or provide collateral or other credit support to address UGA’s exposure to the counterparty. In addition, it is also possible for UGA and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, UGA would no longer have credit risk of its original counterparty, as the clearinghouse would now be UGA’s counterparty. UGA would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty will be assessed by the General Partner. The General Partner will assess or review, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board. Furthermore, the General Partner on behalf of UGA only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodity futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

UGA anticipates that the use of Other Gasoline-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UGA.

UGA may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. UGA would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of UGA to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. UGA would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of UGA, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in gasoline prices. UGA would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. UGA would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of UGA or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in gasoline prices.

During the period from February 26, 2008 to December 31, 2008, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, UGA was not exposed to counterparty risk.

Item 8.                      Financial Statements and Supplementary Data.

United States Gasoline Fund, LP

Index to Financial Statements

Documents	Page
Report of Independent Registered Public Accounting Firm.	78

Statements of Financial Condition at December 31, 2008 and 2007.	79

Schedule of Investments at December 31, 2008.	80

Statements of Operations for the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	81

Statements of Changes in Partners’ Capital for the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	82

Statements of Cash Flows for the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	83

Notes to Financial Statements for the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	84

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Gasoline Fund, LP

We have audited the accompanying statements of financial condition of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2008 and 2007, including the schedule of investments as of December 31, 2008 and the related statements of operations, changes in partners’ capital and cash flows for the period from February 26, 2008 (commencement of operations) through December 31, 2008 and the period from April 12, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Gasoline Fund, LP as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period from February 26, 2008 (commencement of operations) through December 31, 2008 and the period from April 12, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 20, 2009

United States Gasoline Fund, LP
Statements of Financial Condition
At December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$11,691,510	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	7,114,841	-
Unrealized gain on open commodity futures contracts	1,431,721	-
Receivable from general partner	126,348	-
Interest receivable	4,251	-

Total assets	$20,368,671	$1,000

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$5,902	$-
Audit and tax reporting fees payable	150,794	-
Brokerage commission fees payable	1,400	-
Other liabilities	1,156	-

Total liabilities	159,252	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	20,209,419	980
Total Partners' Capital	20,209,419	1,000

Total liabilities and partners' capital	$20,368,671	$1,000

Limited Partners' units outstanding	1,000,000	-
Net asset value per unit	$20.21	$-
Market value per unit	$19.46	$-

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Schedule of Investments
At December 31, 2008

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Gasoline Futures contracts, expire February 2009	453	$1,431,721	7.08

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$3,031,801	3,031,801	15.00
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	1,812,771	1,812,771	8.97
	$4,844,572	4,844,572	23.97

Cash		6,846,938	33.88
Total Cash and Cash Equivalents		11,691,510	57.85

Cash on deposit with broker		7,114,841	35.21
Liabilities, less receivables		(28,653)	(0.14)
Total Partners' Capital		$20,209,419	100.00

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Operations
For the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007

	Period from	Period from
	February 26, 2008 to	April 12, 2007 to
	December 31, 2008	December 31, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized losses on closed positions	$(11,364,767)	$-
Change in unrealized gains on open positions	1,431,721	-
Interest income	270,986	-
Other income	10,000	-

Total loss	(9,652,060)	-

Expenses
General Partner management fees (Note 3)	97,932	-
Brokerage commission fees	16,173	-
Audit and tax reporting fees	150,794	-
Other expenses	7,979	-

Total expenses	272,878	-

Expense waiver	(126,348)	-

Net expenses	146,530	-

Net loss	$(9,798,590)	$-
Net loss per limited partnership unit	$(29.79)	$-
Net loss per weighted average limited partnership unit	$(23.69)	$-
Weighted average limited partnership units outstanding	413,548	-

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Changes in Partners' Capital
For the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007

	General Partner	Limited Partners	Total

Balances, at Inception	$-	$-	$-
Initial contribution of capital	20	980	1,000

Balances, at December 31, 2007	20	980	1,000
Addition of 1,300,000 partnership units	-	46,114,901	46,114,901
Redemption of 300,000 partnership units	(20)	(16,107,872)	(16,107,892)
Net loss	-	(9,798,590)	(9,798,590)

Balances, at December 31, 2008	$-	$20,209,419	$20,209,419

Net Asset Value Per Unit
At April 12, 2007 (inception)	$-
At February 26, 2008 (commencement of operations)	$50.00
At December 31, 2008	$20.21

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Cash Flows
For the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007

	Period from	Period from
	February 26, 2008 to	April 12, 2007 to
	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities:
Net loss	$(9,798,590)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash	(7,114,841)	-
Unrealized gains on futures contracts	(1,431,721)	-
Increase in receivable from general partner	(126,348)	-
Increase in interest receivable	(4,251)	-
Increase in General Partner management fees payable	5,902	-
Increase in audit and tax reporting fees payable	150,794	-
Increase in brokerage commission fees payable	1,400	-
Increase in other liabilities	1,156	-
Net cash used in operating activities	(18,316,499)	-

Cash Flows from Financing Activities:
Subscription of partnership units	46,114,901	1,000
Redemption of partnership units	(16,107,892)	-

Net cash provided by financing activities	30,007,009	1,000

Net Increase in Cash and Cash Equivalents	11,690,510	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$11,691,510	$1,000

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Notes to Financial Statements
For the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”), was organized as a limited partnership under the laws of the state of Delaware on April 12, 2007. UGA is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor as measured by the changes in the price of the futures contract on gasoline as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of December 31, 2008, UGA held 453 Futures Contracts traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of UGA. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols ”USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.

UGA issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay UGA a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2008, UGA had registered a total of 30,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. UGA earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, UGA earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UGA is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem units (“Redemption Baskets”) only in blocks of 100,000 units equal to the net asset value of the units determined as of the earlier of the close of the NYSE or 4:00 p.m. New York time on the day the order is placed.

UGA records units sold or redeemed one business day after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UGA’s statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UGA in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

UGA calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2008.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by UGA. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires UGA’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of UGA in accordance with the objectives and policies of UGA. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UGA. For these services, UGA is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007, UGA incurred $0 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees

UGA is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. During the period from February 26, 2008 (commencement of operations) to December 31, 2008, UGA shared these fees with USOF, USNG, US12OF and USHO based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2008 amounted to a total of $282,000 for all five funds, and UGA’s portion of such fees was $2,759. For the period from April 12, 2007 (inception) to December 31, 2007, these fees were $286,000 and UGA’s portion of such fees was $0.

Licensing Fees

As discussed in Note 4, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, UGA and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007, UGA incurred $5,219 and $0, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by UGA. The General Partner, though under no obligation to do so, agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.  The total amount of these costs to be paid by the General Partner and UGA is estimated to be $126,348 for the year ended December 31, 2008.

Other Expenses and Fees

In addition to the fees described above, UGA pays all brokerage fees, taxes and other expenses in connection with the operation of UGA, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

UGA is party to a marketing agent agreement, dated as of January 18, 2008, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on UGA’s assets up to $3 billion; and 0.04% on UGA’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

UGA is also party to a custodian agreement, dated January 16, 2008, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of UGA. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, UGA is party to an administrative agency agreement, dated February 7, 2008, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for UGA. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s and USHO’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s and USHO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

UGA has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for UGA’s account. The agreement provides that UBS Securities charge UGA commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

UGA invests primarily in Futures Contracts traded on the NYMEX. On May 30, 2007, UGA and the NYMEX entered into a license agreement whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, UGA and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UGA engages in the trading of Futures Contracts and options on Futures Contracts (collectively, “derivatives”). UGA is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by UGA are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, UGA must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. UGA also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

UGA’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of UGA’s assets posted with that futures commission merchant; however, the vast majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with UGA’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of UGA’s custodian could result in a substantial loss of UGA’s assets.

UGA invests its cash in money market funds that seek to maintain a stable net asset value. UGA is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2008, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $18,806,351. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, UGA is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, UGA pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

UGA’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UGA has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by UGA are reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period from February 26, 2008 (commencement of operations) to December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007. This information has been derived from information presented in the financial statements.

	For the period from February 26, 2008 to December 31, 2008	For the period from April 12, 2007 to December 31, 2007

Per Unit Operating Performance:

Net asset value, beginning of period	$50.00	$-
Total loss	(29.44)	-
Net expenses	(0.35)	-
Net decrease in net asset value	(29.79)	-
Net asset value, end of period	$20.21	$-

Total Return	(59.58)%	-%

Ratios to Average Net Assets
Total loss	(50.09)%	-%
Management fees	0.60%*	-%
Total expenses excluding management fees	1.07%*	-%
Expenses waived	0.77%*	-%
Net expenses excluding management fees	0.30%*	-%
Net loss	(50.85)%	-%
*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Total Income (Loss)	$(626,337)	$6,213,819	$(7,086,745)	$(8,152,797)
Total Expenses	12,513	169,233	137,198	(46,066)
Expense Waivers	-	(115,094)	(81,054)	69,800
Net Expenses	12,513	54,139	56,144	23,734
Net Income (Loss)	$(638,850)	$6,159,680	$(7,142,889)	$(8,176,531)
Net Income (Loss) per Unit	$(1.47)	$16.70	$(15.67)	$(29.53)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007
Total Income (Loss)	$-	$-	$-	$-
Total Expenses	-	-	-	-
Net Income (Loss)	$-	$-	$-	$-
Net Income (Loss) per Unit	$-	$-	$-	$-

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, UGA adopted FAS 157 - Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of UGA (observable inputs) and (2) UGA’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of UGA’s securities at December 31, 2008 using the fair value hierarchy:

At December 31, 2008	Total	Level I	Level II	Level III

Investments	$4,844,572	$4,844,572	$-	$-
Derivative assets	1,431,721	1,431,721	-	-

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, Statement of Financial Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), was issued and became effective for fiscal years that began after November 15, 2008.  SFAS 161 requires enhanced disclosures to provide information about the reasons UGA invests in derivative instruments, the accounting treatment of derivative instruments and the effect derivatives have on UGA’s financial performance. The General Partner is currently evaluating the impact the adoption of SFAS 161 will have on UGA’s financial statement disclosures.

United States Commodity Funds LLC and Subsidiaries
(formerly Victoria Bay Asset Management, LLC)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC (formerly Victoria Bay Asset Management, LLC) and Subsidiaries, (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, changes in member’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC (formerly Victoria Bay Asset Management, LLC) and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 16, 2009

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	2008	2007
Cash	$125,815	$53,910
Management fees receivable	893,111	500,128
Investments (Note 2)	34,579	123,398
Deferred offering costs (Note 3)	352,794	187,056
Other assets	1,960	2,940

Total assets	$1,408,259	$867,432

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
LIABILITIES:
Accounts payable	$624,688	$1,035,444
Expense waiver payable (Note 3)	311,038	-
Minority interest: Limited Partner in United States Heating Oil Fund, LP	-	980
Minority interest: Limited Partner in United States Gasoline Fund, LP	-	980
Minority interest: Limited Partner in United States 12 Month Natural Gas Fund, LP	980	980
Minority interest: Limited Partner in United States Short Oil Fund, LP	980	-

Total liabilities	937,686	1,038,384

COMMITMENTS AND CONTINGENCIES (Note 6)

MEMBER'S EQUITY (DEFICIT) (Note 5)	470,573	(170,952)

Total liabilities and member's equity	$1,408,259	$867,432

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	2008	2007
REVENUE:
Management fees	$8,631,883	$4,871,265

EXPENSES:
Distribution fees	1,026,625	650,829
Administration fees	665,696	434,905
Transfer agent fees	208,274	134,758
Custodial fees	118,453	80,184
Professional fees	1,159,643	1,337,170
Salaries, wages and benefits	1,389,888	690,488
Expense waiver expense	311,038	-
Advertising and promotion	79,202	49,370
General and administrative	519,379	356,460

Total expenses	5,478,198	3,734,164

OTHER INCOME:
Dividend income	14	425
Realized gains on investments	-	85,415

Total other income	14	85,840

NET INCOME	3,153,699	1,222,941

OTHER COMPREHENSIVE INCOME:
Unrealized loss on investments (Note 2)	(88,820)	(433,189)

COMPREHENSIVE INCOME	$3,064,879	$789,752

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)

BALANCE, December 31, 2006	$(395,845)

Contributions (Note 3)	1,280,906

Distributions	(343,769)

Other comprehensive income (Note 5)	(433,189)

Offering costs (Note 2)	(1,501,996)

Net income	1,222,941

BALANCE, December 31, 2007	(170,952)

Other comprehensive income (Note 5)	(88,820)

Offering costs (Note 2)	(553,756)

Distributions	(1,869,598)

Net income	3,153,699

BALANCE, December 31, 2008	$470,573

The accompanying notes are an integral part of these statements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES
(formerly Victoria Bay Asset Management, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,153,699	$1,222,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gain from sales of securities	-	(85,415)
Increase in management fees receivable	(392,983)	(167,392)
Increase in deferred offering costs	(719,495)	(897,197)
Decrease (increase) in other assets	980	(2,940)
Increase in expense waiver payable	311,038	-
Decrease in accounts payable	(410,756)	(572,357)

Net cash provided by (used in) operating activities	1,942,483	(502,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	-	464,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(1,869,598)	-
Increase (decrease):
Minority interest in United States Heating Oil Fund, LP	(980)	980
Minority interest in United States Gasoline Fund, LP	(980)	980
Minority interest in United States Short Oil Fund, LP	980	-
Minority interest in United States 12 Month Natural Gas Fund, LP	-	980

Net cash provided by (used in) financing activities	(1,870,578)	2,940

NET INCREASE (DECREASE) IN CASH	71,905	(34,435)

CASH, beginning of year	53,910	88,345

CASH, end of year	$125,815	$53,910

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments and offering costs contributed by member, net of liabilities assumed (Note 3)	$-	$800,313
Distribution of investments to parent	$-	$343,769

The accompanying notes are an integral part of these statements.

NOTE 1 - ORGANIZATION AND OPERATION

Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”). The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Heating Oil Fund, LP (“USHO”) United States Gasoline Fund, LP (“USG”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”) and United States Short Oil Fund, LP (“USSO”). The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USHO, USG and US12OF (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO”, “UNG”, “UHN”, “UGA” and “USL”.

USOF began trading on April 10, 2006 by purchasing futures contracts for light, sweet crude oil that are traded on the New York Mercantile Exchange (the “Exchange”). The investment objective of USOF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light sweet crude oil traded on the Exchange, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. USOF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on listed oil futures contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels.

USNG began trading on April 18, 2007 by purchasing futures contracts for natural gas that are traded on the Exchange. The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the price of natural gas delivered to the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses.  USNG seeks to accomplish its objective through investments in listed natural gas futures contracts and other natural gas interests such as cash-settled options on futures contracts, forward contracts for natural gas, and over-the-counter transactions that are based on the price of natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels.

US12OF began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange. The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted.

US12OF seeks to accomplish its objective through investments in futures contracts and other oil interests such as cash-settled options on listed oil futures contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels.

USG began trading on the American Stock Exchange on February 26, 2008 by purchasing futures contracts on gasoline that are traded on the Exchange. The investment objective of USG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the price of unleaded gasoline, as measured by the changes in the price of the futures contract on gasoline traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USG’s expenses. USG seeks to accomplish its objective through investments in listed gasoline futures contracts and other gasoline interests such as cash-settled options on futures contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, heating oil, natural gas, crude oil, and other petroleum-based fuels.

USHO began trading on the American Stock Exchange on April 9, 2008 by purchasing futures contracts on heating oil that are traded on the Exchange. The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the price of heating oil, as measured by the changes in the price of the futures contract on heating oil traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USHO’s expenses. USHO seeks to accomplish its objective through investments in listed heating oil futures contracts and other heating oil interests such as cash-settled options on futures contracts, forward contracts for heating oil and over-the-counter transactions that are based on the price of heating oil, natural gas, crude oil, gasoline and other petroleum-based fuels.

As of December 31, 2008, US12NG and USSO had not formally begun operations. US12NG and USSO each have filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) and the Company is in the process of filings amendments to Form S-1 for USSO.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation. Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds.

As the General Partner of the Funds, the Company is required to evaluate the credit risk of the Funds to their futures commission merchant, oversee the purchases and sales of the Funds’ units by certain “authorized purchasers,” review the daily positions and margin requirements of the Funds, and manage the Funds’ investments. The Company also pays continuing service fees to the marketing agent for communicating with the authorized purchasers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company as General Partner of the Funds has included the accounts of the Funds since their inception in the consolidated financial statements. The Company has recorded a minority interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright). Subsequent to the Funds going effective with the SEC, the Company and Wainwright redeemed their partnership interests. Therefore, as of December 31, 2008, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition. All intercompany accounts and balances have been eliminated in consolidation.

Revenue recognition

The Company recognizes revenue in the period earned under the terms of its management agreements with the Funds. These agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. In connection with the Funds’ trading activities, commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts are reflected in the statement of financial condition and represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations.

The Company earns interest on its assets on deposit at the broker at the 90-day Treasury bill rate for deposits denominated in U.S. dollars. In addition, the Funds earn interest on funds held with their custodian at prevailing market rates earned on such investments.

General Partner management fee

Under the Funds’ respective Limited Partnership Agreements, the Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds. In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds. For these services, the Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds. Through December 31, 2008 USOF paid a fee equal to 0.50% per annum on average daily net assets of $1,000,000,000 or less and 0.20% of average daily net assets that are greater than $1,000,000,000. Effective January 1, 2009, USOF pays a management fee of 0.45% per annum on its average daily net assets. USNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000. US12OF, USHO and USG each pay a fee of 0.60% per annum on their average daily net assets.

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses of the independent directors.

Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income included in member’s equity. Unrealized holding losses on such securities, which were subtracted from member’s equity were $(88,820) and $(443,189) for the years ended December 31, 2008 and 2007, respectively (Note 5).

Realized gains or losses are recorded upon disposition of investments calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method.

Brokerage commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Additions and redemptions

Authorized purchasers may purchase creation baskets consisting of 100,000 units from the Funds as of the beginning of each business day based upon the prior day’s net asset value. Authorized purchasers may redeem units from the Funds only in blocks of 100,000 units called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ units in the Redemption Basket as of the end of each business day.

The Funds receive or pay the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption. The amounts due from authorized purchasers are reflected in the Funds’ statement of financial condition as receivables for units sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for units redeemed.

Partnership capital and allocation of partnership income and losses

Profit or loss shall be allocated among the partners of the Funds in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements.

Calculation of net asset value

The Funds calculate their net asset value on each trading day by taking the current market value of their total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. The Funds use the Exchange closing price on that day for contracts traded on the Exchange.

Cash equivalents

Cash equivalents are highly liquid investments with original maturity dates of three months or less.

Accounting estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income taxes

No provision for federal income taxes has been made since, as a limited liability company, the Company is not subject to income taxes. The Company’s income or loss is reportable by its member on its tax return.

Deferred offering costs

The Company capitalizes all initial offering costs associated with the registration of the Funds until such time as the registration process with the SEC is complete. At this time, the Company charges the capitalized costs to member’s equity. Deferred offering costs includes, but is not limited to, legal fees pertaining to the Funds’ units offered for sale, SEC and state registration fees, initial fees paid to be listed on an exchange and underwriting and other similar costs.

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which establishes that a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for private companies for fiscal years beginning after December 15, 2007. The adoption of FIN 48 did not materially impact the Company’s financial statements.

Effective January 1, 2008, the Company adopted FAS 157 - Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of each of the funds (observable inputs) and (2) the Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of the Company’s investments at December 31, 2008 and December 31, 2007 using the fair value hierarchy:

At December 31, 2008:	Total	Level I	Level II	Level III

Investments	$34,579	$34,579	$-	$-

At December 31, 2007:	Total	Level I	Level II	Level III

Investments	$123,398	$123,398	$-	$-

NOTE 3 - CAPITALIZATION AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company paid $1,869,598 in distributions to its member. During the year ended December 31, 2007, Wainwright contributed $1,280,906 in marketable securities in connection with its interest in the Company. In addition, the Company and USOF have incurred offering and organizational costs in the amount of $2,023,991 which are not included in the accompanying consolidated financial statements at December 31, 2008. Wainwright has provided funding for these costs, but is under no obligation to do so or continue funding these costs. The Company and USOF are not required to reimburse Wainwright or its affiliates for any such costs incurred. On June 1, 2007, accounts payable of $480,593 relating to USOF’s offering costs incurred but unpaid by Wainwright were assumed by the Company in connection with Wainwright’s equity infusion of marketable securities as mentioned above. The effect of this transaction increased investments by $1,280,906, offering costs by $480,593, accounts payable by $480,593 and equity by $1,280,906. Included in deferred offering costs at December 31, 2008 (for US12NG and USSO) and December 31, 2007 (for US12NG, USG and USHO) is $352,794 and $187,056 respectively, of initial offering and organizational costs incurred by the Funds. These initial offering and organization costs incurred by the Funds will be borne by the Company and not be charged to the Funds. The Funds were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980. The Company paid its parent distributions of $1,869,598 for the year ended December 31, 2008 and $343,769 for the year ended December 31, 2007.

In addition, the General Partner, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USHO, USG and US12OF to the extent that such expenses exceed 0.15% (15 basis points) of their NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payments in subsequent years. The total amount of these costs to be paid by the General Partner, USHO, USG and US12OF is estimated to be $360,000 for the year ended December 31, 2008.

NOTE 4 - CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USOF, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 — $500 million; 0.04% on USOF’s assets from $500 million — $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for US12OF, the Company pays ALPS fees equal to 0.06% on each of USNG’s and US12OF’s assets up to $3 billion and 0.04% on each of USNG’s and US12OF’s assets in excess of $3 billion. Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for USG, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for USHO, the Company pays ALPS fees equal to fees equal to 0.06% on each of USG’s and USHO’s assets up to $3 billion and 0.04% on each of USG’s and USHO’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the Company, the cost of placing advertisements in various periodicals, web construction and development, and the printing and production of various marketing materials.

The Company, with each of the Funds are also parties to custodian agreements with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Funds. The Company pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Company, with each of the Funds, are parties to administrative agency agreements with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for each of the Funds. The Company also pays the fees of Brown Brothers for its services under these agreements and such fees will be determined by the parties from time to time.

Currently, the Company pays Brown Brothers for its services, in the foregoing capacities, the greater of a minimum amount of $75,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of combined net assets, (b) 0.0465% for combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% of combined net assets in excess of $1 billion. The Company also pays a $20,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

Each of the Funds have entered into brokerage agreements with UBS Securities LLC as the futures commission merchant (the “FCM”). The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds have invested primarily in futures contracts traded on the Exchange since the commencement of their operations. On May 30, 2007, USOF and USNG entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, the Funds pay the Exchange an asset-based fee for the license. Pursuant to the agreement, the Funds pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the Funds and 0.02% for combined assets above $1,000,000,000. US12OF, USG and USHO entered into the above license agreement on the same terms with an effective date of December 4, 2007. Other funds managed by the Company will also be granted a similar non-exclusive license on the same terms. The Funds expressly disclaim any association with the Exchange or endorsement of the Funds by the Exchange and acknowledge that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Company has contracted an accounting firm to prepare each of the Funds’ yearly income tax filings with the Internal Revenue Service. The yearly cost to the Company for these services is estimated to be approximately $525,000. The cost associated with any registered new fund is expected to be comparable.

NOTE 5 - ACCUMULATED COMPREHENSIVE LOSS

Changes in accumulated other comprehensive income as of December 31, 2008 and 2007 are as follows:

Balance, December 31, 2006	$-

Unrealized holding losses on investments	(443,189)

Balance, December 31, 2007	(443,189)

Unrealized holding losses on investments	(88,820)

Balance, December 31, 2008	$(532,009)

NOTE 6 - OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Funds engage in the trading of U.S. futures contracts and options on U.S. contracts (collectively “derivatives”). The Funds are exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Funds are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions; the Funds must rely solely on the credit of their respective individual counterparties. However, in the future, if the Funds were to enter into non-exchange traded contracts, they would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Funds also have credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Funds bear the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Funds are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both buyers and sellers of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option.

The Company’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Company has a policy of reviewing the credit standing of each clearing broker or counter-party with which it conducts business.

The financial instruments held by the Company are reported in the statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities.

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2008.

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                   Controls and Procedures.

Disclosure Controls and Procedures.

UGA maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UGA’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer who perform functions equivalent to those of a principal executive officer and principal financial officer of UGA if UGA had any officers, have evaluated the effectiveness of UGA’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of UGA have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of UGA’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting.

There were no changes in UGA’s internal control over financial reporting during UGA’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, UGA’s internal control over financial reporting.

Item 9B.                      Other Information.

Monthly Account Statements.

Pursuant to the requirement under Rule 4.22(h) under the CEA, each month UGA publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UGA’s website at www.unitedstatesgasolinefund.com.

Part III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of the General Partner. UGA has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management & Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber has acted as a portfolio manager for UGA since it commenced operations in February 2008 and the Related Public Funds since April 2006. Mr. Gerber will act as a portfolio manager for USSO and US12NG. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Currently, Mr. Gerber manages UGA and the Related Public Funds. He will also manage US12NG. Mr. Gerber has also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. since June of 2003. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Advisers Act, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2008, had approximately $188 million in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 46 years old.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of UGA and the Related Public Funds and will be involved in the management of USSO and US12NG. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He has been Secretary and Chief Compliance Officer of the Ameristock ETF Trust since February 2007, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax & finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 44 years old.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of UGA and the Related Public Funds and will be involved in the management of USSO and US12NG. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 48 years old.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of the General Partner, Mr. Nguyen is currently involved in the management of UGA and the Related Public Funds and will be involved in the management of USSO and US12NG. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 49 years old.

The following individuals provide significant services to UGA but are employed by the entities noted below.

John P. Love has acted as the Portfolio Operations Manager for UGA since it commenced operations in February 2008 and the Related Public Funds since January 2006 and is expected to be the Portfolio Operations Manager for USSO and US12NG. Mr. Love is also employed by the General Partner. He has been listed with the CFTC as a Principal of the General Partner since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 37 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the CFTC as an Associated Person of the General Partner on December 1, 2005, and has been listed as a Principal of the General Partner since January 17, 2006. Mr. Hyland became the Portfolio Manager for UGA, USOF, USNG, US12OF and USHO in February 2008, April 2006, April 2007, December 2007 and April 2008, respectively, and as Chief Investment Officer of the General Partner since January 2008, acts in such capacity on behalf of UGA and the Related Public Funds. He is also expected to become the Portfolio Manager for USSO and US12NG. As part of his responsibilities for UGA and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees UGA’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley and received a BA in political science/international relations in 1982. Mr. Hyland is 49 years old.

Ray W. Allen acts as a Portfolio Operations Manager for UGA and USHO and is expected to be a Portfolio Operations Manager for US12NG and has been employed by the General Partner since January 14, 2008.  He holds a Series 3 license and registered with the CFTC as an Associated Person of the General Partner on January 21, 2008, and has been listed as a Principal of the General Partner since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for UGA and USHO. In addition, from 2002 to 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 52 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of UGA, and the Related Public Funds and will serve on behalf of USSO and US12NG, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 51 years old.

Gordon L. Ellis has been an Independent Director of the General Partner since September 20, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of UGA, and the Related Public Funds and will serves on behalf of USSO and US12NG, if such funds commence operations. He has been listed with the CFTC as Principal of the General Partner since November 2005. Mr. ellis has been Chairman of International Absorbent, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., Internation Absorbent, Inc.'s wholly-owned industrial absorbent products. Mr. Ellis is a director/trustee of Ployment Solutions Inc., a former publicly-held company that sold all of its assets effective of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously developed, manufactured and distributed paints, coatings and adhesives. Mr. Ellis is a Professional Engineer, a Certified Director, and holds an MBA in international finance. Mr. Ellis is 62 years old.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of UGA and the Related Public Funds and will serve on behalf of USSO and US12NG, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Advisers Act, that has been sponsoring and providing portfolio management services to mutual funds since 1997. Since 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 44 years old.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in UGA. Nicholas Gerber and John Hyland make trading and investment decisions for UGA. Nicholas Gerber, John Love, and John Hyland execute trades on behalf of UGA. In addition, Nicholas Gerber, John Love, John Hyland, Robert Nguyen, Kathlyn Rooney and Ray Allen are registered with the CFTC as Associated Persons of the General Partner and are NFA Associate Members.

Audit Committee

The Board of the General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on UGA’s website at www.unitedstatesgasolinefund.com. Any unitholder of UGA may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of UGA are not compensated by UGA, but instead by the General Partner, Ameristock or ALPS Distributors, Inc., UGA does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the General Partner, there is no nominating committee of the board of directors that acts on behalf of UGA.

Corporate Governance Policy

The Board of the General Partner has adopted a Corporate Governance Policy that applies to UGA, USOF, USNG, US12OF, USHO, USSO and US12NG. UGA has posted the text of the Corporate Governance Policy on its website at www.unitedstatesgasolinefund.com. Any unitholder of UGA may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

The General Partner of UGA has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to UGA. UGA has posted the text of the Code of Ethics on its website at www.unitedstatesgasolinefund.com. Any unitholder of UGA may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. UGA intends to disclose any amendments or waivers to the Code of Ethics applicable to the General Partner’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website. A copy of the Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of the General Partner, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of the General Partner. The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA  95134-2453 or by e-mail at uscf.director@gmail.com.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of the General Partner filed or furnished with this annual report on Form 10-K regarding the quality of UGA’s public disclosure, UGA will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of the General Partner certifying that he is not aware of any violation by UGA of NYSE Arca corporate governance listing standards.

Item 11.                      Executive Compensation.

Compensation to the General Partner and Other Compensation

UGA does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of UGA and other entities controlled by the General Partner. UGA does not reimburse the General Partner for, nor does it set the amount or form of, any portion of the compensation paid to the executive officers by the General Partner. UGA pays fees to the General Partner pursuant to the LP Agreement, under which the fund is obligated to pay the General Partner an annualized fee of 0.60% of NAV on all of its average net assets. For the period from February 26, 2008 (commencement of operations) to December 31, 2008, UGA paid the General Partner aggregate fees of $97,932.

Director Compensation

The following table sets forth compensation earned during the period from February 26, 2008 (commencement of operations) to December 31, 2008, by the Directors of the General Partner. UGA's portion of the aggregate fees paid to the Directors for the period from February 26, 2008 to December 31, 2008 was $2,759.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation(1)	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$52,000	NA	NA	NA	$0	$35,000	$87,000
Gordon L. Ellis	$52,000	NA	NA	NA	$0	$35,000	$87,000
Malcolm R. Fobes III	$73,000	NA	NA	NA	$0	$35,000	$108,000

(1) Payments made under this column represent cash payments made in lieu of directors’ and officers’ insurance coverage. Such payments were made only to the Independent Directors of the General Partner for their service on the Board of the General Partner on behalf of UGA and the Related Public Funds.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

None of the directors or executive officers of the General Partner, nor the employees of UGA own any units of UGA. In addition, UGA is not aware of any 5% holder of its units.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

UGA has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between UGA and the directors or officers of the General Partner that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by UGA with directors or executive officers of the General Partner or holders of beneficial interests in the General Partner or UGA of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of the General Partner.

Director Independence

In March 2009, the Board undertook a review of the independence of the directors of the General Partner and considered whether any director has a material relationship or other arrangement with the General Partner, UGA or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.                      Principal Accountant Fees and Services.

The fees for services billed to UGA by its independent auditors for the last two fiscal years are as follows:

	2008	2007
Audit fees	$25,000*	$2,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$2,500

* Amount expected to be billed for 2008 services.

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of UGA’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and filed on UGA’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by UGA’s independent auditors and to monitor their continuing independence.  Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by UGA’s independent auditors unless the engagement is specifically pre-approved by the audit committee.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.                      Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 77.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Form of Amended and Restated Agreement of Limited Partnership.

3.2**	Certificate of Limited Partnership of the Registrant.

10.1*	Form of Initial Authorized Purchaser Agreement.

10.2*	Form of Marketing Agent Agreement.

10.3***	License Agreement.

10.4*	Form of Custodian Agreement.

10.5****	Amendment Agreement to the Custodian Agreement.

10.6*	Form of Administrative Agency Agreement.

10.7****	Amendment Agreement to the Administrative Agency Agreement.

14.1****	Code of Ethics.

31.1****	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2****	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1****	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2****	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142206) filed on January 11, 2008.
**	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-142206) filed on April 18, 2007.
***	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Gasoline Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer
(Principal executive officer)

Date:  March 31, 2009

By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 31, 2009
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 31, 2009
Howard Mah

/s/ Andrew Ngim	Management Director	March 31, 2009
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 31, 2009
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 31, 2009
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 31, 2009
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 31, 2009
Malcolm R. Fobes III