Form 10-Q
period 2009-03-31
United States Gasoline Fund, LP
filed 2009-05-15
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

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

☐ Yes    ☒ No

UNITED STATES GASOLINE FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$51,126,276	$11,691,510
Equity in UBS Securities LLC trading accounts:
Cash	13,335,687	7,114,841
Unrealized gain (loss) on open commodity futures contracts	(1,564,181)	1,431,721
Receivable for units sold	2,369,533	-
Receivable from general partner	24,899	126,348
Interest receivable	10,052	4,251
Other assets	2,449	-

Total assets	$65,304,715	$20,368,671

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$22,405	$5,902
Brokerage commission fees payable	3,100	1,400
Audit and tax reporting fees payable	-	150,794
Other liabilities	39,549	1,156

Total liabilities	65,054	159,252

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	65,239,661	20,209,419
Total Partners' Capital	65,239,661	20,209,419

Total liabilities and partners' capital	$65,304,715	$20,368,671

Limited Partners' units outstanding	2,700,000	1,000,000
Net asset value per unit	$24.16	$20.21
Market value per unit	$23.89	$19.46

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2009

Open Futures Contracts
		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Gasoline Futures contracts, expire May 2009	1,093	$(1,564,181)	(2.40)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$13,500,048	13,500,048	20.69
Goldman Sachs Financial Square Funds – Government Fund	18,867,094	18,867,094	28.92
	$32,367,142	32,367,142	49.61

Cash		18,759,134	28.76
Total Cash and Cash Equivalents		51,126,276	78.37

Cash on deposit with broker		13,335,687	20.44
Other assets and receivables in excess of liabilities		2,341,879	3.59
Total Partners' Capital		$65,239,661	100.00

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2009 and the period from
February 26, 2008 (commencement of operations) to March 31, 2008

	Three months ended March 31, 2009	Period from February 26, 2008 to March 31, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$7,734,947	$(1,010,831)
Change in unrealized gains (losses) on open positions	(2,995,902)	354,169
Interest income	22,101	28,325
Other income	12,000	2,000

Total income (loss)	4,773,146	(626,337)

Expenses
General Partner management fees (Note 3)	48,005	8,851
Brokerage commission fees	15,801	1,748
Other expenses	39,630	1,914

Total expenses	103,436	12,513

Expense waiver	(24,899)	-

Net expenses	78,537	12,513

Net income (loss)	$4,694,609	$(638,850)
Net income (loss) per limited partnership unit	$3.95	$(1.47)
Net income (loss) per weighted average limited partnership unit	$3.26	$(2.03)
Weighted average limited partnership units outstanding	1,439,889	314,286

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$20,209,419	$20,209,419
Addition of 1,700,000 partnership units	-	40,335,633	40,335,633
Net income	-	4,694,609	4,694,609

Balances, at March 31, 2009	$-	$65,239,661	$65,239,661

Net Asset Value Per Unit
At December 31, 2008	$20.21
At March 31, 2009	$24.16

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and the period from February 26, 2008 (commencement of operations) to March 31, 2008

		Period from
	Three months ended	February 26, 2008 to
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$4,694,609	$(638,850)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account – cash	(6,220,846)	(1,988,278)
Unrealized (gains) losses on futures contracts	2,995,902	(354,169)
Decrease in receivable from general partner	101,449	-
Increase in interest receivable and other assets	(8,250)	(1,952)
Increase in management fees payable	16,503	8,851
Decrease in audit and tax reporting fees payable	(150,794)	-
Increase in commission fees payable	1,700	525
Increase in other liabilities	38,393	1,915
Net cash provided by (used in) operating activities	1,468,666	(2,971,958)

Cash Flows from Financing Activities:
Subscription of partnership units	37,966,100	20,050,173
Redemption of partnership units	-	(1,000)

Net cash provided by financing activities	37,966,100	20,049,173

Net Increase in Cash and Cash Equivalents	39,434,766	17,077,215

Cash and Cash Equivalents, beginning of period	11,691,510	1,000
Cash and Cash Equivalents, end of period	$51,126,276	$17,078,215

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the three months ended March 31, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 12, 2007.  UGA is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the price of gasoline as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2009, UGA held 1,093 Futures Contracts traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of UGA. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.

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

UGA issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay UGA a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the SEC. On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2009, UGA had registered a total of 30,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

UGA records units sold or redeemed one business day after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UGA’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UGA in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

UGA’s net asset value is calculated on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by UGA. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month period ended March 31, 2009 and the period from February 26, 2008 (commencement of operations) to March 31, 2008, UGA incurred no registration fees and other offering expenses since the initial offering of units is still ongoing.

Directors’ Fees

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also audit committee members.  UGA shares these fees with USOF, USNG, US12OF and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, UGA and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three month period ended March 31, 2009 and the period from February 26, 2008 (commencement of operations) to March 31, 2008, UGA incurred $1,995 and $562, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by UGA.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees, taxes and other expenses in connection with the operation of UGA, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s and USHO’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s and USHO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $30.00 per transaction.

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

UGA invests primarily in Futures Contracts traded on the NYMEX.  On May 30, 2007, UGA and the NYMEX entered into a licensing agreement whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

UGA may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UGA has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts currently traded by UGA are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, UGA must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. UGA also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

Fair Value of Derivative Instruments

Asset Derivatives
	As of March 31, 2009			As of December 31, 2008
Derivatives not	Condensed			Condensed
Accounted	Statement of			Statement of
for as Hedging	Financial			Financial
Instruments under	Condition	Unrealized		Condition	Unrealized
Statement 133	Location	Depreciation		Location	Appreciation

Commodity Contracts	Assets	$(1,564,181	)*	Assets	$1,431,721

* Includes cumulative appreciation/(depreciation) of futures contracts as reported on the Condensed Schedule of Investments.

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the three months ended March 31, 2009 and the period from February 26, 2008 to March 31, 2008

			Change in		Change in
		Realized	Unrealized	Realized	Unrealized
Derivatives not	Location of	Gain or (Loss)	Appreciation or	Gain or (Loss)	Appreciation or
Accounted	Gain or (Loss)	on Derivatives	(Depreciation)	on Derivatives	(Depreciation)
for as Hedging	on Derivatives	Recognized	Recognized	Recognized	Recognized
Instruments under	Recognized	in Income	in Income	in Income	in Income
Statement 133	in Income	2009	2009	2008	2008

Commodity Contracts	Realized gains (losses) on closed positions	$7,734,947	$—	$(1,010,831)	$—

	Change in unrealized gains (losses) on open positions	—	(2,995,902)	—	354,169

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

UGA invests its cash in money market funds that seek to maintain a stable net asset value. UGA is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2009 and December 31, 2008, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $64,461,963 and $18,806,351, respectively. This amount is subject to loss should these institutions cease operations.

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

The financial instruments held by UGA are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2009 and the period from February 26, 2008 (commencement of operations) to March 31, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

		For the period from
		February 26, 2008
	For the three months ended	(commencement of operations)
	March 31, 2009	to March 31, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$20.21	$50.00
Total income (loss)	4.00	(1.43)
Net expenses	(0.05)	(0.04)
Net increase (decrease) in net asset value	3.95	(1.47)
Net asset value, end of period	$24.16	$48.53

Total Return	19.54%	(2.94)%

Ratios to Average Net Assets
Total income (loss)	14.71%	(4.06)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.69%	0.25%
Expenses waived*	(0.31)%	0.00%
Net expenses excluding management fees*	0.38%	0.25%
Net income (loss)	14.47%	(4.14)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, UGA adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of UGA (observable inputs) and (2) UGA’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of UGA’s securities at March 31, 2009 using the fair value hierarchy:

At March 31, 2009	Total	Level I	Level II	Level III

Investments	$32,367,142	$32,367,142	$-	$-
Other Financial Instruments	(1,564,181)	(1,564,181)	-	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Gasoline Fund, LP (“UGA”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UGA’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe UGA’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UGA cannot assure investors that the projections included in these forward-looking statements will come to pass. UGA’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

UGA has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and UGA assumes no obligation to update any such forward-looking statements. Although UGA undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UGA may make directly to them or through reports that UGA in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the price of gasoline, as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as traded on the New York Mercantile Exchange (the “Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses.

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

On any valuation day, the Benchmark Futures Contract is the near month futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire.  “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

UGA may also invest in futures contracts for other types of gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this quarterly report on Form 10-Q.

The general partner of UGA, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of UGA (the “LP Agreement”) to manage UGA. The General Partner is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Gasoline futures prices exhibited an uneven upward trend during the three months ended March 31, 2009. The price of the Benchmark Futures Contract started the period at $1.0620 per gallon which was the low of the period. Prices rose sharply over the course of the period and hit a peak in March 2009 of $1.5470 per gallon. The period ended with the Benchmark Futures Contract at $1.4213 per gallon, up approximately 33.8% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). Similarly, UGA’s NAV rose during the period from a starting level of $20.21 per unit to a high of $26.30 per unit in March 2009. UGA’s NAV reached its low for the period in February 2009 at $19.73 per unit. The NAV on March 31, 2009 was $24.16, up approximately 19.54% over the period.

For the first quarter of 2009, the gasoline futures market remained in a state of backwardation, meaning that the price of the near month gasoline futures contract was typically higher than the price of the next month gasoline futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of UGA units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the NYSE typically closes at 4:00 p.m. New York time. UGA uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UGA investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Results of Operations and the Gasoline Market

Results of Operations.  On February 26, 2008, UGA listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Kellogg Capital Group, LLC, in exchange for $15,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2009, UGA had issued 3,000,000 units, 2,700,000 of which were outstanding. As of March 31, 2009, there were 27,000,000 units registered but not yet issued.

More units may have been issued by UGA than are outstanding due to the redemption of units.  Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Three Months Ended March 31, 2009 Compared to the Period from February 26, 2008 to March 31, 2008

Since UGA was conducting operations for only a portion of the quarter ended March 31, 2008, the comparison of the results of operations for the three months ended March 31, 2009 and the period from February 26, 2008 to March 31, 2008 may not be meaningful.

As of March 31, 2009, the total unrealized loss on gasoline Futures Contracts owned or held on that day was $(1,564,181) and UGA established cash deposits, including cash investments in money market funds, that were equal to $64,461,963. The majority of UGA’s cash assets were held in overnight deposits at UGA’s custodian bank, while 20.69% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2009 was $24.16.

By comparison, as of March 31, 2008, the total unrealized gain on gasoline Futures Contracts owned or held on that day was $354,169 and UGA established cash deposits, including cash investments in money market funds, that were equal to $19,066,493. The majority of those cash assets were held in overnight deposits at UGA’s custodian bank, while 10.43% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2008 was $48.53. The change in the per unit NAV for March 31, 2008 compared to March 31, 2009 was primarily a result of sharply lower prices for gasoline and the related decline in the value of the gasoline Futures Contracts that UGA had invested in between the period ended March 31, 2008 and the period ended March 31, 2009.

Portfolio Expenses. UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. UGA pays the General Partner a management fee of 0.60% of NAV on its average net assets. The fee is accrued daily.

During the three month period ended March 31, 2009, the daily average total net assets of UGA were $32,447,609. The management fee paid by UGA during the period amounted to $48,005, which was calculated at the 0.60% rate and accrued daily. By comparison, during the period from February 26, 2008 to March 31, 2008, the daily average total net assets of UGA were $15,426,295. The management fee paid by UGA during the period amounted to $8,851, which was calculated at the 0.60% rate and accrued daily.

In addition to the management fee, UGA pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended March 31, 2009 was $55,431, as compared to $3,662 for the period from February 26, 2008 to March 31, 2008. The increase in expenses from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily due to the greater period of time covered by this period versus the comparison period, and due to increased net assets of UGA which resulted in increased brokerage fees and other variable expenses related to the size of the fund, including increased licensing fees and tax reporting costs. For the three months ended March 31, 2009, UGA incurred $0 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the period from February 26, 2008 to March 31, 2008, UGA incurred $0 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. UGA shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and UGA’s portion of such fees was $2,759. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2009, total commissions paid to brokers amounted to $15,801. By comparison, during the period from February 26, 2008 to March 31, 2008, total commissions paid to brokers amounted to $1,748. The increase in the total commissions paid to brokers was primarily a function of the increase in UGA’s average total net assets, increased redemptions and creations of units during the period, and the longer reporting period versus the comparison period. The increase in assets required UGA to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2009 represents approximately 0.20% of total net assets. By comparison, the figure for the period from February 26, 2008 to March 31, 2008 represented 0.12% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2009, UGA earned $22,101 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.28%. UGA did not purchase Treasuries during the three month period ended March 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from February 26, 2008 to March 31, 2008, UGA earned $28,325 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this is equivalent to an annualized yield of 1.92%. UGA did not purchase Treasuries during the period from February 26, 2008 to March 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended March 31, 2009 compared to the period from February 26, 2008 to March 31, 2008. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the three month period ended March 31, 2009.

Tracking UGA’s Benchmark. UGA seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, UGA seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, UGA’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended March 31, 2009, the simple average daily change in the Benchmark Futures Contract was 0.619%, while the simple average daily change in the NAV of UGA over the same time period was 0.616%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.032%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended March 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of UGA units to the public on February 26, 2008 to March 31, 2009, the simple average daily change in the Benchmark Futures Contract was -0.188%, while the simple average daily change in the NAV of UGA over the same time period was -0.187%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.269%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three month period ended March 31, 2009, the actual total return of UGA as measured by changes in its NAV was 19.54%. This is based on an initial NAV of $20.21 on December 31, 2008 and an ending NAV as of March 31, 2009 of $24.16. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the first quarter of 2009 with an estimated NAV of $24.22, for a total return over the relevant time period of 19.84%. The difference between the actual NAV total return of USNG of 19.54% and the expected total return based on the Benchmark Futures Contract of 19.84% was an error over the time period of -0.30%, which is to say that UGA’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that UGA collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2009, UGA received interest income of $22,101, which is equivalent to a weighted average interest rate of 0.28% for the three month period ended March 31, 2009. In addition, during the three month period ended March 31, 2009, UGA also collected $12,000 from brokerage firms creating or redeeming baskets of units. This income also contributed to UGA’s actual return. However, if the total assets of UGA continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three month period ended March 31, 2009, UGA incurred net expenses of $78,537. Income from interest and brokerage collections net of expenses was $(44,436), which is equivalent to a weighted average net interest rate of -0.56% for the three month period ended March 31, 2009.

By comparison, for the period from February 26, 2008 to March 31, 2008, the actual total return of UGA as measured by changes in its NAV was -2.94%. This was based on an initial NAV of $50.00 on February 26, 2008 and an ending NAV as of March 31, 2008 of $48.53. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the first quarter of 2008 with an estimated NAV of $48.45, for a total return over the relevant time period of -3.10%. The difference between the actual NAV total return of UGA of -2.94% and the expected total return based on the Benchmark Futures Contract of -3.10% was an error over the time period of 0.16, which is to say that UGA’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that UGA collects on its cash and cash equivalent holdings. During the period from February 26, 2008 to March 31, 2008, UGA received interest income of $28,325, which is equivalent to a weighted average interest rate of 1.92% for the period from February 26, 2008 to March 31, 2008. In addition, during the period from February 26, 2008 to March 31, 2008, UGA also collected $2,000 from brokerage firms creating or redeeming baskets of units. During the period from February 26, 2008 to March 31, 2008, UGA incurred total expenses of $12,513. Income from interest and brokerage collections net of expenses was $17,812, which is equivalent to a weighted average net interest rate of 1.21% for the period from February 26, 2008 to March 31, 2008. This income also contributed to UGA’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay  a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three month period ended March 31, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns interest on its cash, cash equivalents and Treasury holdings. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2009. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2009, UGA earned, on an annualized basis, approximately 0.28% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.20% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.70% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2009, UGA did not hold any Other Gasoline-Related Investments. However, there can be no assurance that in the future UGA will not make use of such Other Gasoline-Related Investments.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2008). When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that gasoline prices, both near month and next month, often display a seasonal pattern in which the price of gasoline tends to rise in the summer months and decline in the winter months. This mirrors the physical demand for gasoline, which typically peaks in the summer.

Near Month Gasoline Price and Next Month Gasoline Price *
(10 years ending 12/31/08)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Another way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month price from the price of the near month contract for the 10 year period between 1999 and 2008. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all, cases the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

Gasoline Near Month Futures Contract Price minus Next Month Futures Contract Price *
(10 years ending 12/31/08)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2008 and held to March 31, 2009 increased based upon the changes in the NAV for UGA units on those days, by 19.54%, while the spot price of gasoline for immediate delivery during the same period increased by 19.83% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on February 26, 2008 and held to March 31, 2008 decreased, based upon the changes in the NAV for UGA units on those days, by 2.94%, while the spot price of gasoline for immediate delivery during the same period decreased by 3.10% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three month period ended March 31, 2009, the price of unleaded gasoline in the United States was impacted by several factors. The price of the Benchmark Futures Contract on January 2, 2009 was at $1.0620 per gallon. It rose sharply over the course of the quarter and hit a peak in early March 2009 of $1.5470 per gallon. The quarter ended with the Benchmark Futures Contract at $1.4213 per gallon, up approximately 33.8% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the three month period ended March 31, 2009, the price of crude oil, the raw material from which gasoline is refined, rose approximately 11% from approximately $44 per barrel to approximately $49 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil. Finally, unleaded gasoline had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Natural Gas	Heating Oil	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.223	0.936	0.063	0.045	0.003	0.266

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.214	-0.29	0.054	0.037	-0.134

Global Equities (FTSE World Index)			1.000	0.155	0.072	0.084	0.384

Crude Oil				1.000	0.292	0.738	0.747

Natural Gas					1.000	0.394	0.254

Heating Oil						1.000	0.787

Unleaded Gasoline							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2009, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil. During this period, it also had a weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a moderate to strong positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were negatively correlated over this more recent time period.

Correlation Matrix - 12 months ended March 31, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	0.234	0.980	0.527	0.564	0.014	0.504

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.296	-0.220	-0.296	0.067	-0.399

Global Equities (FTSE World Index)			1.000	0.541	0.562	0.067	0.525

Crude Oil				1.000	0.871	0.513	0.811

Heating Oil					1.000	0.444	0.883

Natural Gas						1.000	0.189

Unleaded Gasoline							1.000

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

The correlations between gasoline, crude oil, natural gas and heating oil are relevant because the General Partner endeavors to invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments so that daily changes in UGA’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the gasoline Futures Contracts, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in the price of the Benchmark Futures Contract will closely correlate with changes in the spot price of gasoline.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing UGA’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UGA for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UGA estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UGA currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for UGA’s trading in Gasoline Interests. The balance of the net assets is held in UGA’s account at its custodian bank. Interest earned on UGA’s interest-bearing funds is paid to UGA.

UGA’s investment in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three month period ended March 31, 2009, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

Prior to the initial offering of UGA, all payments with respect to UGA’s expenses were paid by the General Partner.  UGA does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay UGA’s current or future expenses. Since such date, UGA has been responsible for expenses relating to (i) investment management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of UGA’s marketing agent, administrator and custodian. If the General Partner and UGA are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UGA will terminate and investors may lose all or part of their investment.

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

In the future, UGA may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2009, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $64,461,963. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2009, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UGA requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” UGA has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

UGA’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of UGA’s NAV, currently 0.60% of NAV on its average net assets.

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

The General Partner pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of UGA’s condensed financial statements and its SEC and CFTC reports.  The General Partner and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner's board of directors (the “Board”). Furthermore, the General Partner on behalf of UGA only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the three month period ended March 31, 2009, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, UGA was not exposed to counterparty risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

UGA maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UGA’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of UGA if UGA had any officers, have evaluated the effectiveness of UGA’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of UGA have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in UGA’s internal control over financial reporting during UGA’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, UGA’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in UGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month UGA publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UGA’s website at www.unitedstatesgasolinefund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Gasoline Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
        Nicholas D. Gerber
        Chief Executive Officer

Date:  May 15, 2009

By:	/s/ Howard Mah
        Howard Mah
        Chief Financial Officer

Date:  May 15, 2009