Form 10-Q
period 2009-06-30
United States Gasoline Fund, LP
filed 2009-08-13
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES GASOLINE FUND, LP
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at June 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Schedule of Investments (Unaudited) at June 30, 2009	3

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2009, the three months ended June 30, 2008 and the period from February 26, 2008 (commencement of operations) to June 30, 2008	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the six months ended June 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and the period from February 26, 2008 (commencement of operations) to June 30, 2008	6

Notes to Condensed Financial Statements for the periods ended June 30, 2009 (Unaudited)	7

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$70,007,467	$11,691,510
Equity in UBS Securities LLC trading accounts:
Cash	28,306,178	7,114,841
Unrealized gain (loss) on open commodity futures contracts	(6,689,306)	1,431,721
Receivable from general partner	31,833	126,348
Interest receivable	13,214	4,251
Other assets	1,079	-

Total assets	$91,670,465	$20,368,671

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$48,433	$5,902
Brokerage commission fees payable	3,800	1,400
Other liabilities	80,369	151,950

Total liabilities	132,602	159,252

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	91,537,863	20,209,419
Total Partners' Capital	91,537,863	20,209,419

Total liabilities and partners' capital	$91,670,465	$20,368,671

Limited Partners' units outstanding	2,800,000	1,000,000
Net asset value per unit	$32.69	$20.21
Market value per unit	$32.72	$19.46

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2009

		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts

United States Contracts
NYMEX RBOB Gasoline Futures RB contracts, expire August 2009	1,146	$(6,689,306)	(7.31)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$27,515,907	27,515,907	30.06
Goldman Sachs Financial Square Funds – Government Fund	27,885,306	27,885,306	30.46
	$55,401,213	55,401,213	60.52

Cash		14,606,254	15.96
Total Cash and Cash Equivalents		70,007,467	76.48

Cash on deposit with broker		28,306,178	30.92
Other assets and receivables in excess of liabilities		(86,476)	(0.09)
Total Partners' Capital		$91,537,863	100.00

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2009, the three months ended June 30, 2008 and the period from February 26, 2008 (commencement of operations) to June 30, 2008

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Period from February 26, 2008 to June 30, 2008
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$28,094,329	$5,832,498	$35,829,276	$4,821,667
Change in unrealized gain (loss) on open positions	(5,125,125)	277,066	(8,121,027)	631,235
Interest income	41,116	101,255	63,217	129,580
Other income	7,000	3,000	19,000	5,000

Total income	23,017,320	6,213,819	27,790,466	5,587,482

Expenses
General Partner management fees (Note 3)	122,534	35,114	170,539	43,965
Brokerage commission fees	24,538	4,680	40,339	6,428
Other expenses	43,888	129,439	83,518	131,353

Total expenses	190,960	169,233	294,396	181,746

Expense waiver	(6,934)	-	(31,833)	(115,094)

Net expenses	184,026	169,233	262,563	66,652

Net income	$22,833,294	$6,044,586	$27,527,903	$5,520,830
Net income per limited partnership unit	$8.60	$16.70	$12.48	$15.23
Net income per weighted average limited partnership unit	$8.08	$15.19	$12.95	$14.74
Weighted average limited partnership units outstanding	2,825,275	397,802	2,126,519	374,603

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$20,209,419	$20,209,419
Addition of 2,400,000 partnership units	-	61,873,840	61,873,840
Redemption of 600,000 partnership units	-	(18,073,299)	(18,073,299)
Net income	-	27,527,903	27,527,903

Balances, at June 30, 2009	$-	$91,537,863	$91,537,863

Net Asset Value Per Unit
At December 31, 2008	$20.21
At June 30, 2009	$32.69

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and the period from February 26, 2008 (commencement of operations) to June 30, 2008

	Six months ended June 30, 2009	Period from February 26, 2008 to June 30, 2008
Cash Flows from Operating Activities:
Net income	$27,527,903	$5,520,830
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account – cash	(21,191,337)	(4,824,245)
Unrealized (gain) loss on futures contracts	8,121,027	(631,235)
Decrease in receivable from general partner	94,515	-
Increase in interest receivable and other assets	(10,042)	(150,352)
Increase in management fees payable	42,531	15,737
Increase in commission fees payable	2,400	750
Increase (decrease) in other liabilities	(71,581)	130,392
Net cash provided by operating activities	14,515,416	61,877

Cash Flows from Financing Activities:
Subscription of partnership units	61,873,840	32,597,025
Redemption of partnership units	(18,073,299)	(5,506,314)

Net cash provided by financing activities	43,800,541	27,090,711

Net Increase in Cash and Cash Equivalents	58,315,957	27,152,588

Cash and Cash Equivalents, beginning of period	11,691,510	1,000
Cash and Cash Equivalents, end of period	$70,007,467	$27,153,588

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the periods ended June 30, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 12, 2007.  UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of gasoline as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of June 30, 2009, UGA held 1,146 Futures Contracts traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of UGA. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner has also filed registration statements to register units of the United States Short Oil Fund, LP and the United States 12 Month Natural Gas Fund, LP.

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

UGA issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay UGA a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the SEC. On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2009, UGA had registered a total of 30,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UGA receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UGA’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UGA in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

UGA’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2009.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month period ended June 30, 2009 and the period from February 26, 2008 (commencement of operations) to June 30, 2008, UGA incurred $0 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees with USOF, USNG, US12OF and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, UGA and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six month period ended June 30, 2009 and the period from February 26, 2008 (commencement of operations) to June 30, 2008, UGA incurred $6,896 and $562, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by UGA.

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

UGA invests its cash in money market funds that seek to maintain a stable net asset value. UGA is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2009 and December 31, 2008, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $98,313,645 and $18,806,351, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2009 and the period from February 26, 2008 (commencement of operations) to June 30, 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

		For the period from
		February 26, 2008
	For the six months ended	(commencement of operations)
	June 30, 2009	to June 30, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$20.21	$50.00
Total income (loss)	12.62	15.41
Net expenses	(0.14)	(0.18)
Net increase (decrease) in net asset value	12.48	15.23
Net asset value, end of period	$32.69	$65.23

Total Return	61.75%	30.46%

Ratios to Average Net Assets
Total income (loss)	48.49%	26.25%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.43%	1.88%
Expenses waived*	(0.11)%	(1.57)%
Net expenses excluding management fees*	0.32%	0.91%
Net income (loss)	48.03%	25.94%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, UGA adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of UGA (observable inputs) and (2) UGA’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of UGA’s securities at June 30, 2009 using the fair value hierarchy:

At June 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$55,401,213	$55,401,213	$-	$-
Exchange-Traded Futures Contracts	(6,689,306)	(6,689,306)	-	-

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (the “FASB”) released FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. UGA adopted Statement No. 161 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. UGA’s adoption of Statement No. 165 did not have a material effect on its financial position or results of operations.

UGA has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued. This is a new subsequent events disclosure requirement under Statement No. 165 (now Accounting Standards Codification 855 under the new codification).

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

UGA seeks to achieve its investment objective by investing in a combination of gasoline futures contracts and other gasoline-related investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. UGA’s general partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of gasoline. It is not the intent of UGA to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline futures contracts and other gasoline-related investments.

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

UGA invests in futures contracts for other types of gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this quarterly report on Form 10-Q.

The regulation of Gasoline Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in UGA?” of UGA’s registration statement as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect UGA.

Currently, a number of proposals to alter the regulation of Gasoline Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. If any of the aforementioned proposals are implemented, UGA’s ability to meet its investment objective may be negatively impacted.

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

Gasoline futures prices exhibited an uneven upward trend during the six months ended June 30, 2009. The price of the Benchmark Futures Contract started the period at $1.0620 per gallon which was the low of the period. Prices rose sharply over the course of the period and hit a peak on June 16, 2009 of $2.071 per gallon. The period ended with the Benchmark Futures Contract at $1.902 per gallon, up approximately 79.10% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). Similarly, UGA’s NAV rose during the period from a starting level of $20.21 per unit to a high of $35.13 per unit on June 16, 2009. UGA’s NAV reached its low for the period on February 18, 2009 at $19.73 per unit. The NAV on June 30, 2009 was $32.69, up approximately 61.75% over the period. The return of approximately 79.10% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in gasoline futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

For the first quarter of 2009, the gasoline futures market remained primarily in a state of contango, meaning that the price of the near month gasoline futures contract was typically higher than the price of the next month gasoline futures contract, or contracts further away from expiration.  At the end of the first quarter of 2009, the gasoline futures marked moved into a backwardation market and remained there through the end of the first half of 2009.  A backwardation market is one in which the price of the near month gasoline futures contract is higher than the price of the next month gasoline futures contract, or contracts further away from expiration.   For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns.”

Valuation of Futures Contracts and the Computation of the NAV

The NAV of UGA units is calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UGA’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UGA investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, UGA has not made any subsequent offering of its unit: As of June 30, 2009, UGA had issued 3,700,000 units, 2,800,000 of which were outstanding. As of June 30, 2009, there were 26,300,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2009 Compared to the Period from February 26, 2008 (Commencement of Operations) to June 30, 2008

Since UGA was conducting operations for only a portion of the six months ended June 30, 2008, the comparison of the results of operations for the six months ended June 30, 2009 and the period from February 26, 2008 to June 30, 2008 may not be meaningful.

As of June 30, 2009, the total unrealized loss on gasoline Futures Contracts owned or held on that day was $6,689,306 and UGA established cash deposits, including cash investments in money market funds, that were equal to $98,313,645. UGA held 71.21% of its cash assets in overnight deposits at its custodian bank, while 28.79% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2009 was $32.69.

By comparison, as of June 30, 2008, the total unrealized gain on gasoline Futures Contracts owned or held on that day was $631,235 and UGA established cash deposits, including cash investments in money market funds, that were equal to $31,977,833. UGA held 84.91% of its cash assets in overnight deposits at its custodian bank, while 15.09% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2008 was $65.23. The change in the per unit NAV for June 30, 2008 compared to June 30, 2009 was primarily a result of sharply lower prices for gasoline and the related decline in the value of the gasoline Futures Contracts that UGA had invested in between the period ended June 30, 2008 and the period ended June 30, 2009.

Portfolio Expenses. UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. UGA pays the General Partner a management fee of 0.60% of its average net assets. The fee is accrued daily.

During the six month period ended June 30, 2009, the daily average total net assets of UGA were $57,317,365. The management fee paid by UGA during the period amounted to $170,539, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the period from February 26, 2008 to June 30, 2008, the daily average total net assets of UGA were $21,284,430. The management fee paid by UGA during the period amounted to $43,965, which was calculated at 0.60% of its average net assts and was accrued daily.

In addition to the management fee, UGA pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the six months ended June 30, 2009 was $123,857, as compared to $137,781 for the period from February 26, 2008 to June 30, 2008. The decrease in expenses for the six months ended June 30, 2009 as compared to the period from February 26, 2008 to June 30, 2008 was primarily due to higher expenses, including higher licensing fees and tax reporting costs, incurred in the comparison period in connection with the initial launch and operation of UGA.  UGA did not incur any fees or other expenses relating to the registration and offering of additional units for the six month period ended June 30, 2009 or for the period from February 26, 2008 to June 30, 2008.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and UGA’s portion of such fees was $2,759. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six month period ended June 30, 2009, total commissions paid to brokers amounted to $40,339. By comparison, during the period from February 26, 2008 to June 30, 2008, total commissions paid to brokers amounted to $6,428. The increase in the total commissions paid to brokers was primarily a function of the increase in UGA’s average total net assets, increased redemptions and creations of units during the period and the longer reporting period versus the comparison period. The increase in assets required UGA to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2009 represents approximately 0.14% of total net assets. By comparison, the figure for the period from February 26, 2008 to June 30, 2008 represented 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the six month period ended June 30, 2009, UGA earned $63,217 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.22%. UGA did not purchase Treasuries during the six month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from February 26, 2008 to June 30, 2008, UGA earned $129,580 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 1.77%. UGA did not purchase Treasuries during the period from February 26, 2008 to June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the six month period ended June 30, 2009 compared to the period from February 26, 2008 to June 30, 2008. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the six month period ended June 30, 2009.

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three month period ended June 30, 2009, the daily average total net assets of UGA were $81,913,827. The management fee paid by UGA during the period amounted to $122,534, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the three month period ended June 30, 2008, the daily average total net assets of UGA were $23,537,559. The management fee paid by UGA during the period amounted to $35,114, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, UGA pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended June 30, 2009 was $68,426, as compared to $134,119 for the three months ended June 30, 2008. The decrease in expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to higher expenses, including higher licensing fees and tax reporting costs, incurred in the comparison period in connection with the initial launch and operation of UGA. UGA did not incur any fees or other expenses relating to the registration and offering of additional units for the three months ended June 30, 2009 or for the three months ended June 30, 2008.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees with USOF, USNG, US12OF and USHO based on the relative assets of each fund computed on a daily basis. These fees for the three months ended June 30, 2009 amounted to a total of $79,781 for all five funds, and UGA’s portion of such fees was $1,306. By comparison, for the three months ended June 30, 2008, these fees amounted to a total of $68,374 for all funds, and UGA’s portion of such fees was $1,091. Directors’ expenses increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three month period ended June 30, 2009, total commissions paid to brokers amounted to $24,538. By comparison, during the three month period ended June 30, 2008, total commissions paid to brokers amounted to $4,680. The increase in the total commissions paid to brokers was primarily a function of the increase in UGA’s average total net assets and increased redemptions and creations of units during the period. The increase in assets required UGA to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2009 represents approximately 0.12% of total net assets. By comparison, the figure for the three months ended June 30, 2008 represented 0.08% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended June 30, 2009, UGA earned $41,116 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.20%. UGA did not purchase Treasuries during the three month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three month period ended June 30, 2008, UGA earned $101,255 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 1.73%. UGA did not purchase Treasuries during the three month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the three month period ended June 30, 2009.

Tracking UGA’s Benchmark

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

For the 30 valuation days ended June 30, 2009, the simple average daily change in the Benchmark Futures Contract was 0.364%, while the simple average daily change in the NAV of UGA over the same time period was 0.361%. The average daily difference was -0.003% (or -0.00003 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.947%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended June 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of UGA units to the public on February 26, 2008 to June 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.058%, while the simple average daily change in the NAV of UGA over the same time period was -0.058%. The average daily difference was -0.00% (or -0.00 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.180%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six month period ended June 30, 2009, the actual total return of UGA as measured by changes in its NAV was 61.75%. This is based on an initial NAV of $20.21 on December 31, 2008 and an ending NAV as of June 30, 2009 of $32.69. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the second quarter of 2009 with an estimated NAV of $32.84, for a total return over the relevant time period of 62.49%. The difference between the actual NAV total return of UGA of 61.75% and the expected total return based on the Benchmark Futures Contract of 62.49% was an error over the time period of -0.74%, which is to say that UGA’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that UGA collects on its cash and cash equivalent holdings. During the six month period ended June 30, 2009, UGA received interest income of $63,217, which is equivalent to a weighted average interest rate of 0.22% for the six month period ended June 30, 2009. In addition, during the six month period ended June 30, 2009, UGA also collected $19,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to UGA’s actual return. However, if the total assets of UGA continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six month period ended June 30, 2009, UGA incurred net expenses of $262,563. Income from interest and Authorized Purchaser collections net of expenses was $(180,346), which is equivalent to a weighted average net interest rate of -0.63% for the six month period ended June 30, 2009.

By comparison, for the period from February 26, 2008 to June 30, 2008, the actual total return of UGA as measured by changes in its NAV was 30.46%. This was based on an initial NAV of $50.00 on February 26, 2008 and an ending NAV as of June 30, 2008 of $65.23. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the second quarter of 2008 with an estimated NAV of $65.06, for a total return over the relevant time period of 30.12%. The difference between the actual NAV total return of UGA of 30.46% and the expected total return based on the Benchmark Futures Contract of 30.12% was an error over the time period of 0.34, which is to say that UGA’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that UGA collected on its cash and cash equivalent holdings. During the period from February 26, 2008 to June 30, 2008, UGA received interest income of $129,580, which is equivalent to a weighted average interest rate of 1.77% for the period from February 26, 2008 to June 30, 2008. In addition, during the period from February 26, 2008 to June 30, 2008, UGA also collected $5,000 from Authorized Purchasers creating or redeeming baskets of units. During the period from February 26, 2008 to June 30, 2008, UGA incurred net expenses of $66,652. Income from interest and Authorized Purchaser collections net of expenses was $67,928, which is equivalent to a weighted average net interest rate of 0.93% for the period from February 26, 2008 to June 30, 2008. This income also contributed to UGA’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay  a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six month period ended June 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns interest on its cash, cash equivalents and Treasury holdings. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six month period ended June 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the six month period ended June 30, 2009, UGA earned, on an annualized basis, approximately 0.22% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.14% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.70% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six month period ended June 30, 2009, UGA did not hold any Other Gasoline-Related Investments. However, there can be no assurance that in the future UGA will not make use of such Other Gasoline-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

Term Structure of Gasoline Futures Prices and the Impact on Total Returns

Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month gasoline futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract.  For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2008) for gasoline. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that gasoline prices, both near month and next month, often display a seasonal pattern in which the price of gasoline tends to rise in the summer months and decline in the winter months. This mirrors the physical demand for gasoline, which typically peaks in the summer.

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
(10 year ending 12/31/08)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2008 and held to June 30, 2009 increased based upon the changes in the NAV for UGA units on those days, by 61.75%, while the spot price of gasoline for immediate delivery during the same period increased by 88.18% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on February 26, 2008 and held to June 30, 2008 decreased, based upon the changes in the NAV for UGA units on those days, by 34.62%, while the spot price of gasoline for immediate delivery during the same period decreased by 34.70% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

Periods of contango or backwardation do not materially impact UGA’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both UGA’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Gasoline Market. During the six month period ended June 30, 2009, the price of unleaded gasoline in the United States was impacted by several factors. The price of the Benchmark Futures Contract on January 2, 2009 was at $1.0620 per gallon. It rose sharply over the course of the quarter and hit a peak in mid-June 2009 of $2.0711 per gallon. The second quarter ended with the Benchmark Futures Contract at $1.902 per gallon, up approximately 33.82% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the six month period ended June 30, 2009, the price of crude oil, the raw material from which gasoline is refined, rose approximately 57% from approximately $44 per barrel to approximately $69.89 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil However, oil prices still increased as investors looked forward to improvements in the global economy. Management believes however that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2009, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil. During this period, it also had a weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a moderate to strong positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were negatively correlated over this more recent time period.

Correlation Matrix – 12 months ended June 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	0.077	0.979	0.700	0.652	0.117	0.551
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.089	-0.319	-0.317	0.083	-0.413
Global Equities (FTSE World Index)			1.000	0.716	0.673	0.196	0.588
Crude Oil				1.000	0.819	0.383	0.801
Heating Oil					1.000	0.454	0.898
Natural Gas						1.000	0.220
Unleaded Gasoline							1.000
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

The correlations between gasoline, crude oil, natural gas and heating oil are relevant because the General Partner endeavors to invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments so that daily changes in percentage terms in UGA’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the gasoline Futures Contracts, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of gasoline.

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

UGA’s investment in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in futures contracts. During the six month period ended June 30, 2009, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

Credit Risk

When UGA enters into Futures Contracts and Other Gasoline-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members, and therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UGA in such circumstances.

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

UBS Securities LLC, UGA’s commodity broker, or any other broker that may be retained by UGA in the future, when acting as UGA’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle UGA’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UGA’s assets related to foreign Futures Contracts trading.

In the future, UGA may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2009, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $98,313,645. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2009, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

Contractual Obligations

UGA’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of UGA’s NAV, currently 0.60% of NAV on its average daily net assets.

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

Some gasoline-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other gasoline-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of gasoline- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of gasoline, forward gasoline prices or gasoline futures prices. For example, UGA may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of gasoline, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which UGA may invest.

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

During the six month period ended June 30, 2009, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six month period ended June 30, 2009, UGA was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month UGA publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UGA’s website at www.unitedstatesgasolinefund.com.

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

United States Gasoline Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 13, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 13, 2009