Form 10-Q
period 2009-09-30
United States Gasoline Fund, LP
filed 2009-11-16
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
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

☐ Yes    ☒ No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Schedule of Investments (Unaudited) at September 30, 2009	3

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2009, the three months ended September 30, 2008 and the period from February 26, 2008 (commencement of operations) to September 30, 2008	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the nine months ended September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and the period from February 26, 2008 (commencement of operations) to September 30, 2008	6

Notes to Condensed Financial Statements for the period ended September 30, 2009 (Unaudited)	7

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$49,607,238	$11,691,510
Equity in UBS Securities LLC trading accounts:
Cash	11,923,684	7,114,841
Unrealized gain (loss) on open commodity futures contracts	(3,277,869)	1,431,721
Receivable from general partner	43,203	126,348
Interest receivable	5,139	4,251
Other assets	704	—

Total assets	$58,302,099	$20,368,671

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$28,902	$5,902
Brokerage commission fees payable	2,700	1,400
Other liabilities	116,843	151,950

Total liabilities	148,445	159,252

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	58,153,654	20,209,419
Total Partners' Capital	58,153,654	20,209,419

Total liabilities and partners' capital	$58,302,099	$20,368,671

Limited Partners' units outstanding	1,800,000	1,000,000
Net asset value per unit	$32.31	$20.21
Market value per unit	$32.11	$19.46

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2009

		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts — Long
United States Contracts
NYMEX RBOB Gasoline Futures RB contracts, expire November 2009	791	$(3,277,869)	(5.64)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$23,032,318	$23,032,318	39.60
Goldman Sachs Financial Square Funds – Government Fund – Class SL	22,392,623	22,392,623	38.51
Total Cash Equivalents		$45,424,941	78.11

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2009, the three months ended September 30, 2008 and the period from February 26, 2008 (commencement of operations) to September 30, 2008

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Period from February 26, 2008 to September 30, 2008
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(4,214,431)	$(7,632,467)	$31,614,845	$(2,810,800)
Change in unrealized gain (loss) on open positions	3,411,437	426,560	(4,709,590)	1,057,795
Interest income	22,346	118,162	85,563	247,742
Other income	5,000	1,000	24,000	6,000

Total income (loss)	(775,648)	(7,086,745)	27,014,818	(1,499,263)

Expenses
General Partner management fees (Note 3)	105,400	37,889	275,939	81,854
Brokerage commission fees	16,963	4,322	57,302	10,750
Other expenses	43,058	94,987	126,576	226,340

Total expenses	165,421	137,198	459,817	318,944

Expense waiver	(11,370)	(81,054)	(43,203)	(196,148)

Net expenses	154,051	56,144	416,614	122,796

Net income (loss)	$(929,699)	$(7,142,889)	$26,598,204	$(1,622,059)
Net income (loss) per limited partnership unit	$(0.38)	$(15.67)	$12.10	$(0.44)
Net income (loss) per weighted average limited partnership unit	$(0.43)	$(16.19)	$12.47	$(4.03)
Weighted average limited partnership units outstanding	2,146,739	441,304	2,133,333	402,752

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$—	$20,209,419	$20,209,419
Addition of 2,400,000 partnership units	—	61,873,841	61,873,841
Redemption of 1,600,000 partnership units	—	(50,527,810)	(50,527,810)
Net income	—	26,598,204	26,598,204

Balances, at September 30, 2009	$—	$58,153,654	$58,153,654

Net Asset Value Per Unit
At December 31, 2008	$20.21
At September 30, 2009	$32.31

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and the period from February 26, 2008 to September 30, 2008

		Period from
	Nine months ended	February 26, 2008 to
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$26,598,204	$(1,622,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account – cash	(4,808,843)	(1,801,350)
Unrealized (gain) loss on futures contracts	4,709,590	(1,057,795)
Decrease in receivable from general partner	83,145	—
Increase in interest receivable and other assets	(1,592)	(216,917)
Increase in management fees payable	23,000	8,334
Increase in commission fees payable	1,300	1,000
Increase (decrease) in other liabilities	(35,107)	222,273
Net cash provided by (used in) operating activities	26,569,697	(4,466,514)

Cash Flows from Financing Activities:
Subscription of partnership units	61,873,841	32,597,025
Redemption of partnership units	(50,527,810)	(16,108,892)

Net cash provided by financing activities	11,346,031	16,488,133

Net Increase in Cash and Cash Equivalents	37,915,728	12,021,619

Cash and Cash Equivalents, beginning of period	11,691,510	1,000
Cash and Cash Equivalents, end of period	$49,607,238	$12,022,619

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 12, 2007.  UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of gasoline as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2009, UGA held 791 Futures Contracts traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of UGA. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP, which listed its limited partnership units on the NYSE Arca on September 24, 2009.  The General Partner has also filed registration statements to register units of the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however; such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the SEC. On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2009, UGA had registered a total of 30,000,000 units and had 1,800,000 units outstanding.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by UGA. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2009 and the period from February 26, 2008 (commencement of operations) to September 30, 2008, UGA incurred $0 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees with USOF, USNG, US12OF, USHO and USSO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, UGA and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine months ended September 30, 2009 and the period from February 26, 2008 (commencement of operations) to September 30, 2008, UGA incurred $10,968 and $4,403, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by UGA.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees, taxes and other expenses in connection with the operation of UGA, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

UGA is party to a marketing agent agreement, dated as of January 18, 2008, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on UGA’s assets up to $3 billion; and 0.04% on UGA’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

UGA is also party to a custodian agreement, dated January 16, 2008, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of UGA. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, UGA is party to an administrative agency agreement, dated February 7, 2008, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for UGA. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s, USHO and USSO’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s and USSO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s and USSO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

UGA may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

UGA invests a portion of its cash in money market funds that seek to maintain a stable net asset value. UGA is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2009 and December 31, 2008, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $61,530,922 and $18,806,351, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, UGA adopted Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of UGA (observable inputs) and (2) UGA’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UGA’s securities at September 30, 2009 using the fair value hierarchy:

At September 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$45,424,941	$45,424,941	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,277,869)	(3,277,869)	—	—

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2009 and the period from February 26, 2008 (commencement of operations) to September 30, 2008 for the unitholders. This information has been derived from information presented in the condensed financial statements.

		For the period from
		February 26, 2008
	For the nine months ended	(commencement of operations)
	September 30, 2009	to September 30, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$20.21	$50.00
Total income (loss)	12.30	(0.14)
Net expenses	(0.20)	(0.30)
Net increase (decrease) in net asset value	12.10	(0.44)
Net asset value, end of period	$32.31	$49.56

Total Return	59.87%	(0.88)%

Ratios to Average Net Assets
Total income (loss)	43.93%	(6.55)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.40%	1.73%
Expenses waived*	(0.09)%	(1.43)%
Net expenses excluding management fees*	0.31%	0.30%
Net income (loss)	43.26%	(7.08)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (the “FASB”) released Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. UGA adopted ASC 815 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the price of gasoline, as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the "Benchmark Futures Contract"), less UGA’s expenses.

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

The regulation of Gasoline Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in UGA?” of UGA’s prospectus as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect UGA.

Currently, a number of proposals to alter the regulation of Gasoline Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. If any of the aforementioned proposals is implemented, UGA’s ability to meet its investment objective may be negatively impacted.

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

Gasoline futures prices exhibited an uneven upward trend during the nine months ended September 30, 2009. The price of the Benchmark Futures Contract started the period at $1.0620 per gallon which was the low of the period. Prices rose sharply over the course of the period and hit a peak on June 16, 2009 of $2.071 per gallon. The period ended with the Benchmark Futures Contract at $1.752 per gallon, up approximately 64.93% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). Similarly, UGA’s NAV rose during the period from a starting level of $20.21 per unit to a high of $35.71 per unit on August 3, 2009. UGA’s NAV reached its low for the period on February 3, 2009 at $19.73 per unit. The NAV on September 30, 2009 was $32.31, up approximately 59.87% over the period. The return of approximately 64.93% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in gasoline futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

For the first quarter of 2009, the gasoline futures market remained primarily in a state of contango, meaning that the price of the near month gasoline futures contract was typically higher than the price of the next month gasoline futures contract, or contracts further away from expiration.  At the end of the first quarter of 2009, the gasoline futures marked moved into a backwardation market and remained there through the end of the first half of 2009.  In September 2009, the gasoline futures market moved from a backwardation market into contango, and ended the quarter ended September 30, 2009 in contango.  A backwardation market is one in which the price of the near month gasoline futures contract is higher than the price of the next month gasoline futures contract, or contracts further away from expiration.   For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns.”

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

Since its initial offering of 30,000,000 units, UGA has not made any subsequent offering of its units. As of September 30, 2009, UGA had issued 3,700,000 units, 1,800,000 of which were outstanding. As of September 30, 2009, there were 26,300,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2009 Compared to the Period from February 26, 2008 (Commencement of Operations) to September 30, 2008

Since UGA was conducting operations for only a portion of the nine months ended September 30, 2008, the comparison of the results of operations for the nine months ended September 30, 2009 and the period from February 26, 2008 to September 30, 2008 may not be meaningful.

As of September 30, 2009, the total unrealized loss on gasoline Futures Contracts owned or held on that day was $3,277,869 and UGA established cash deposits, including cash investments in money market funds, that were equal to $61,530,922. UGA held 80.62% of its cash assets in overnight deposits and money market funds at its custodian bank, while 19.38% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2009 was $32.31.

By comparison, as of September 30, 2008, the total unrealized gain on gasoline Futures Contracts owned or held on that day was $1,057,795 and UGA established cash deposits, including cash investments in money market funds, that were equal to $13,823,969. UGA held 86.97% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.03% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2008 was $49.56. The decrease in the per unit NAV from September 30, 2008 to September 30, 2009 was primarily a result of sharply lower prices for gasoline and the related decline in the value of the gasoline Futures Contracts that UGA had invested in between the period ended September 30, 2008 and the period ended September 30, 2009.

Portfolio Expenses. UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. UGA pays the General Partner a management fee of 0.60% of its average net assets. The fee is accrued daily.

During the nine months ended September 30, 2009, the daily average total net assets of UGA were $61,488,170. The management fee paid by UGA during the period amounted to $275,939, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the period from February 26, 2008 to September 30, 2008, the daily average total net assets of UGA were $22,904,104. The management fee paid by UGA during the period amounted to $81,854, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, UGA pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the nine months ended September 30, 2009 was $183,878, as compared to $237,090 for the period from February 26, 2008 to September 30, 2008. The decrease in expenses from the period from the period from February 26, 2008 to September 30, 2008 to the nine months ended September 30, 2009 was primarily due to the current reporting period being longer than the comparison period.  UGA did not incur any fees or other expenses relating to the registration and offering of additional units for the nine months ended September 30, 2009 or for the period from February 26, 2008 to September 30, 2008.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Heating Oil Fund, LP (“USHO”) and the United States Short Oil Fund, LP (“USSO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and UGA’s portion of such fees was $2,759. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2009, total commissions paid to brokers amounted to $57,302. By comparison, during the period from February 26, 2008 to September 30, 2008, total commissions paid to brokers amounted to $10,750. The increase in the total commissions paid to brokers from the period from February 26, 2008 to September 30, 2008 to the nine months ended September 30, 2009 was primarily a function of the increase in UGA’s average total net assets, increased redemptions and creations of units during the nine months ended September 30, 2009 and the reporting period being longer than the comparison period. The increase in assets required UGA to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2009 represents approximately 0.12% of total net assets. By comparison, the figure for the period from February 26, 2008 to September 30, 2008 represented 0.08% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine months ended September 30, 2009, UGA earned $85,563 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.19%. UGA did not purchase Treasuries during the nine months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from February 26, 2008 to September 30, 2008, UGA earned $247,742 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 1.82%. UGA did not purchase Treasuries during the period from February 26, 2008 to September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the nine months ended September 30, 2009 compared to the period from February 26, 2008 to September 30, 2008. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009, the daily average total net assets of UGA were $69,693,775. The management fee paid by UGA during the period amounted to $105,400, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the three months ended September 30, 2008, the daily average total net assets of UGA were $25,122,354. The management fee paid by UGA during the period amounted to $37,889, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, UGA pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended September 30, 2009 was $60,021, as compared to $99,309 for the three months ended September 30, 2008.  The decrease in expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to higher expenses, including higher licensing fees and tax reporting costs, incurred in the three months ended September 30, 2008 in connection with the initial launch and operation of UGA. UGA did not incur any fees or other expenses relating to the registration and offering of additional units for the three months ended September 30, 2009 or for the three months ended September 30, 2008.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees with USOF, USNG, US12OF, USHO and USSO based on the relative assets of each fund computed on a daily basis. These fees for the three months ended September 30, 2009 amounted to a total of $80,648 for all funds, and UGA’s portion of such fees was $893. By comparison, for the three months ended September 30, 2008, these fees amounted to a total of $72,126 for all funds, and UGA’s portion of such fees was $881. Directors’ expenses increased from the three months ended September 30, 2008 to the three months ended September 30, 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended September 30, 2009, total commissions paid to brokers amounted to $16,963. By comparison, during the three months ended September 30, 2008, total commissions paid to brokers amounted to $4,322. The increase in the total commissions paid to brokers from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily a function of the increase in UGA’s average total net assets and increased redemptions and creations of units during the three months ended September 30, 2009. The increase in assets required UGA to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2009 represents approximately 0.10% of total net assets. By comparison, the figure for the three months ended September 30, 2008 represented 0.07% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended September 30, 2009, UGA earned $22,346 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.13%. UGA did not purchase Treasuries during the three months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2008, UGA earned $118,162 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 1.87%. UGA did not purchase Treasuries during the three months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the three months ended September 30, 2009.

Tracking UGA’s Benchmark

UGA seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, UGA seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, UGA’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended September 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.190%, while the simple average daily change in the NAV of UGA over the same time period was -0.192%. The average daily difference was -1.738% (or .001738 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.003%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended September 30, 2009.

Since the offering of UGA units to the public on February 26, 2008 to September 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.046%, while the simple average daily change in the NAV of UGA over the same time period was -0.047%. The average daily difference was -0.0004% (or -0.04 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.134%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the nine months ended September 30, 2009, the actual total return of UGA as measured by changes in its NAV was 59.87%. This is based on an initial NAV of $20.21 on December 31, 2008 and an ending NAV as of September 30, 2009 of $32.31. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the third quarter of 2009 with an estimated NAV of $32.53, for a total return over the relevant time period of 60.96%. The difference between the actual NAV total return of UGA of 59.87% and the expected total return based on the Benchmark Futures Contract of 60.96% was an error over the time period of 1.09%, which is to say that UGA’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that UGA pays and the interest that UGA collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, UGA received interest income of $85,563, which is equivalent to a weighted average interest rate of 0.19% for the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, UGA also collected $24,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to UGA’s actual return. However, if the total assets of UGA continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2009, UGA incurred net expenses of $416,614. Income from interest and Authorized Purchaser collections net of expenses was $(307,051), which is equivalent to a weighted average net interest rate of -0.67% for the nine months ended September 30, 2009.

By comparison, for the period from February 26, 2008 to September 30, 2008, the actual total return of UGA as measured by changes in its NAV was -0.88%. This was based on an initial NAV of $50.00 on February 26, 2008 and an ending NAV as of September 30, 2008 of $49.56. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the third quarter of 2008 with an estimated NAV of $49.30, for a total return over the relevant time period of (1.40)%. The difference between the actual NAV total return of UGA of -0.88% and the expected total return based on the Benchmark Futures Contract of (1.40)% was an error over the time period of 0.52%, which is to say that UGA’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that UGA collected on its cash and cash equivalent holdings. During the period from February 26, 2008 to September 30, 2008, UGA received interest income of $247,742, which is equivalent to a weighted average interest rate of 1.82% for the period from February 26, 2008 to September 30, 2008. In addition, during the period from February 26, 2008 to September 30, 2008, UGA also collected $6,000 from Authorized Purchasers creating or redeeming baskets of units. During the period from February 26, 2008 to September 30, 2008, UGA incurred net expenses of $122,796. Income from interest and Authorized Purchaser collections net of expenses was $130,946, which is equivalent to a weighted average net interest rate of 0.92% for the period from February 26, 2008 to September 30, 2008. This income also contributed to UGA’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns interest on its cash, cash equivalents and Treasury holdings. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2009, UGA earned, on an annualized basis, approximately 0.19% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.12% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.19% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.72% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2009, UGA did not hold any Other Gasoline-Related Investments. However, there can be no assurance that in the future UGA will not make use of such Other Gasoline-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

Gasoline Near Month Futures Contract Price Minus Next Month Futures Contract Price *
(10 year ending 12/31/08)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2008 and held to September 30, 2009 increased based upon the changes in the NAV for UGA units on those days, by 59.87%, while the spot price of gasoline for immediate delivery during the same period increased by 60.96% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on February 26, 2008 and held to September 30, 2008 decreased, based upon the changes in the NAV for UGA units on those days, by 0.32%, while the spot price of gasoline for immediate delivery during the same period decreased by 0.83% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2009, the price of unleaded gasoline in the United States was impacted by several factors. The price of the Benchmark Futures Contract on January 2, 2009 was at $1.0620 per gallon. It rose sharply over the course of the quarter and hit a peak on June 16, 2009 of $2.071 per gallon. The third quarter ended with the Benchmark Futures Contract at $1.752 per gallon, up approximately 64.93% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the nine months ended September 30, 2009, the price of crude oil, the raw material from which gasoline is refined, rose approximately 58.32% from approximately $44.60 per barrel to approximately $70.61per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil However, oil prices still increased as investors looked forward to improvements in the global economy. Management believes however that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2009, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil. During this period, it also had a weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a moderate to strong positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2009	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Govt Bond Index)	Global Equities (FTSE World Index)	Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap US Equities (S&P 500)	1.000	0.088	0.988	0.706	0.694	0.205	0.522
US Gov't Bonds (EFFAS US Govt Bond Index)		1.000	0.102	-0.313	-0.303	0.082	-0.423
Global Equities (FTSE World Index)			1.000	0.705	0.697	0.205	0.552
Oil				1.000	0.810	0.193	0.768
Heating Oil					1.000	0.252	0.865
Natural Gas						1.000	-0.089
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for UGA’s trading in Gasoline Interests. The balance of the net assets is held in UGA’s account at its custodian bank. Interest earned on UGA’s interest-bearing funds is paid to UGA. During the nine months ended September 30, 2009, UGA’s expenses exceeded the interest income UGA earned and the cash earned by the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses have exceeded interest income, UGA’s NAV will be negatively impacted.

UGA’s investment in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in futures contracts. During the nine months ended September 30, 2009, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

Prior to the initial offering of UGA, all payments with respect to UGA’s expenses were paid by the General Partner.  UGA does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay UGA’s current or future expenses. Since such date, UGA has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of UGA’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and UGA are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UGA will terminate and investors may lose all or part of their investment.

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

As of September 30, 2009, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $61,530,922. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2009, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

The General Partner pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC and CFTC reports.  The General Partner and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

During the nine months ended September 30, 2009, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the nine months ended September 30, 2009, UGA was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Except as noted below, there has not been a material change from the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In the wake of the economic crisis last year, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

Currently, a number of proposals that would alter the regulation of Gasoline Interests are being considered by federal regulators and Congress. These proposals include the imposition of fixed position limits on energy-based commodity futures contracts, extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. Certain proposals would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. While it cannot be predicted at this time what reforms will eventually be made or how they will impact UGA, if any of the aforementioned proposals are implemented, UGA’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1*	Amended and Restated Agreement of Limited Partnership.
3.3**	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.
10.4*	Custodian Agreement.
10.6*	Administrative Agency Agreement.
10.8*	Amendment Agreement to the Marketing Agent Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Customer Agreement for Futures Contracts.

*	Filed herewith
**	Incorporated by reference to the Quarterly Report on Form 10-Q for the United States Oil Fund, LP for the quarter ended September 30, 2009, filed on November 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Gasoline Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 16, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  November 16, 2009