Form 10-K
period 2009-12-31
United States Gasoline Fund, LP
filed 2010-03-16
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2009 was: $91,616,000.

The registrant had 1,900,000 outstanding units as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES GASOLINE FUND, LP

Part I

Item 1.    Business.

What is UGA?

The United States Gasoline Fund, LP (“UGA”) is a Delaware limited partnership organized on April 12, 2007. UGA maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. UGA is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”), as amended from time to time, which grants full management control to United States Commodity Funds LLC (the “General Partner”).

The investment objective of UGA is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor, as measured by the changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA’s units began trading on February 26, 2008.  The General Partner is the general partner of UGA and is responsible for the management of UGA.

Who is the General Partner?

The General Partner is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, the General Partner was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company.  Wainwright previously owned an insurance company organized under Bermuda law, which has been liquidated, and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. The General Partner is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

On May 12, 2005, the General Partner formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet  crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006.  The General Partner is the general partner of USOF and is responsible for the management of USOF.

On September 11, 2006, the General Partner formed the United States Natural Gas Fund, LP (“USNG”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX, less USNG’s expenses. USNG’s units began trading on April 18, 2007. The General Partner is the general partner of USNG and is responsible for the management of USNG.

On June 27, 2007, the General Partner formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007. The General Partner is the general partner of US12OF and is responsible for the management of US12OF.

On April 13, 2007, the General Partner formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) delivered to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO’s units began trading on April 9, 2008. The General Partner is the general partner of USHO and is responsible for the management of USHO.

On June 30, 2008, the General Partner formed the United States Short Oil Fund, LP (“USSO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USSO’s expenses. USSO’s units began trading on September 24, 2009. The General Partner is the general partner of USSO and is responsible for the management of USSO.

On June 27, 2007, the General Partner formed the United States 12 Month Natural Gas Fund, LP (“US12NG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG's expenses. US12NG’s units began trading on November 18, 2009. The General Partner is the general partner of US12NG and is responsible for the management of US12NG.

USOF, USNG, US12OF, USHO, USSO and US12NG are collectively referred to herein as the “Related Public Funds”.  For more information about each of the Related Public Funds, investors in UGA may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

The General Partner has filed a registration statement for two other exchange traded security funds, the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”). The investment objective of USBO will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USBO’s expenses.  The investment objective of USCI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index (“SDCI”) Total Return, less USCI’s expenses.

The General Partner is required to evaluate the credit risk of UGA to the futures commission merchant, oversee the purchase and sale of UGA’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of UGA and manage UGA’s investments. The General Partner also pays the fees of ALPS Distributors, Inc., which acts as the marketing agent for UGA (the “Marketing Agent”) and Brown Brothers Harriman & Co. (“BBH&Co.”), which acts as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UGA.

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

The business and affairs of the General Partner are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its limited liability company agreement, as amended from time to time. Through its Management Directors, the General Partner manages the day-to-day operations of UGA. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UGA Operate?

The net assets of UGA consist primarily of investments in futures contracts for gasoline, but may also consist of investment contracts for other types of gasoline, crude oil, heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). UGA may also invest in other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this annual report on Form 10-K.

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

The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract on gasoline (also known as RBOB), for delivery to the New York harbor, as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline.

UGA seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other Gasoline-Related Investments such that the changes in its NAV will closely track the changes in the price of the NYMEX futures contract for gasoline delivered to the New York harbor (the “Benchmark Futures Contract”). The General Partner believes changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of gasoline. On any valuation day (a valuation day is any NYSE Arca trading day as of which UGA calculates its NAV as described herein), the Benchmark Futures Contract is the near month contract for gasoline traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX.

As a specific benchmark, the General Partner endeavors to place UGA’s trades in Futures Contracts and Other Gasoline-Related Investments and otherwise manage UGA’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in UGA’s NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UGA calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause daily changes in UGA’s unit price on the NYSE Arca to closely track daily changes in UGA’s NAV per unit. The General Partner further believes that the daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of gasoline.  The General Partner believes that the net effect of these two relationships and the expected relationship described above between UGA’s NAV and the Benchmark Futures Contract, will be that the daily changes in the price of UGA’s units on the NYSE Arca will continue to closely track the daily changes in the spot price of gasoline, less UGA’s expenses. The following two graphs demonstrate the correlation between the daily changes in the NAV of UGA and the daily changes in the Benchmark Futures Contract both since the initial public offering of UGA’s units on February 26, 2008 through December 31, 2009 and during the last thirty valuation days ended December 31, 2009.

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

The expected correlation of the price of UGA’s units, UGA’s NAV and the price of the Benchmark Futures Contract is illustrated in the following diagram:

The General Partner employs a “neutral” investment strategy intended to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. UGA’s “neutral” investment strategy is designed to permit investors generally to purchase and sell UGA’s units for the purpose of investing indirectly in gasoline in a cost-effective manner, and/or to permit participants in the gasoline or other industries to hedge the risk of losses in their gasoline-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in gasoline and/or the risks involved in hedging may exist. In addition, an investment in UGA involves the risk that the changes in the price of UGA’s units will not accurately track the changes in the Benchmark Futures Contract.

The Benchmark Futures Contract will be changed from the near month contract to expire to the next month contract to expire during one day each month. On that day, UGA will close or sell its Gasoline Interests and will also reinvest or “roll” in new Gasoline Interests.

The anticipated monthly dates on which the Benchmark Futures Contracts will be changed and UGA’s Gasoline Interests will be “rolled” in 2010 are posted on UGA’s website at www.unitedstatesgasolinefund.com, and are subject to change without notice.

UGA’s total portfolio composition is disclosed on its website each day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Gasoline Interest, the specific types of Other Gasoline-Related Investments and characteristics of such Other Gasoline-Related Investments, Treasuries, and amount of the cash and/or cash equivalents held in UGA’s portfolio. UGA’s website is publicly accessible at no charge. UGA’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by UGA may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The purchase price for Creation Baskets and the redemption price for Redemption Baskets is the actual NAV of the units purchased or redeemed calculated at the end of the business day when notice for a purchase or redemption is received by UGA. In addition, Authorized Purchasers pay UGA a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more Redemption Baskets.  The NYSE Arca publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of the Benchmark Futures Contract, but the basket price is determined based on the actual NAV at the end of the day.

While UGA issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the NYSE Arca. These transactions, however, are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is UGA’s Investment Strategy?

In managing UGA’s assets, the General Partner does not use a technical trading system that issues buy and sell orders. The General Partner instead employs a quantitative methodology whereby each time a Creation Basket is sold, the General Partner purchases Gasoline Interests, such as a Futures Contract for gasoline traded on the NYMEX, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

As an example, assume that a Creation Basket is sold by UGA, and that UGA’s closing NAV per unit is $50.00. In that case, UGA would receive $5,000,000 in proceeds from the sale of the Creation Basket ($50.00 NAV per unit multiplied by 100,000 units, and excluding the Creation Basket fee of $1,000). If one were to assume further that the General Partner wants to invest the entire proceeds from the Creation Basket in the Benchmark Futures Contract and that the market value of the Benchmark Futures Contract is $59,950, UGA would be unable to buy the exact number of Benchmark Futures Contracts with an aggregate market value equal to $5,000,000. Instead, UGA would be able to purchase 83 Benchmark Futures Contracts with an aggregate market value of $4,975,850. Assuming a margin requirement equal to 10% of the value of the Benchmark Futures Contract, UGA would be required to deposit $497,585 in Treasuries and cash with the futures commission merchant through which the Benchmark Futures Contracts were purchased. The remainder of the proceeds from the sale of the Creation Basket, $4,502,415, would remain invested in cash, cash equivalents, and Treasuries as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Futures Contracts purchased depends on various factors, including a judgment by the General Partner as to the appropriate diversification of UGA’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Futures Contracts, as UGA reaches certain accountability levels or position limits on the NYMEX, or for other reasons, it may invest in Futures Contracts traded on other exchanges or may invest in Other Gasoline-Related Investments such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting UGA’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, the General Partner closes existing positions, e.g., when it changes the Benchmark Futures Contract or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Gasoline-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Futures Contracts or Other Gasoline-Related Investments, the General Partner believes that the changes in percentage terms in UGA’s NAV will continue to closely track the changes in percentage terms in the prices of the Benchmark Futures Contract. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of UGA. Additionally, Futures Contracts traded on the NYMEX have closely tracked the spot price of gasoline for delivery to the New York harbor.  Based on these expected interrelationships, the General Partner believes that the changes in the price of UGA’s units as traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of gasoline. For performance data relating to UGA’s ability to track its benchmark, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UGA’s Benchmark”.

What are Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy gasoline from the other party at a later date at a price and quantity agreed-upon when the contract is made. Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Futures Contract is traded on the NYMEX in units of 42,000 gallons (1,000 barrels). The price of gasoline futures contracts on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Futures Contracts are discussed below. Additional risks of investing in Futures Contracts are included in “What are the Risk Factors Involved with an Investment in UGA”.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for Futures Contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by the NYMEX but does not limit the maximum daily price fluctuation.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX will monitor UGA’s and the Related Public Funds’ exposure and ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX, it could also order UGA and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its gasoline contract as the NYMEX. As of December 31, 2009, UGA and the Related Public Funds held a net of 803 futures contracts for gasoline traded on the NYMEX. As of December 31, 2009, UGA did not hold any Futures Contracts traded on the ICE Futures.

If the NYMEX or the ICE Futures orders UGA to reduce its position back to the accountability level, or to an accountability level that the NYMEX or the ICE Futures deems appropriate for UGA, such an accountability level may impact the mix of investments in Gasoline Interests made by UGA. To illustrate, assume that the price of the Benchmark Futures Contract and the unit price of UGA are each $10, and that the NYMEX has determined that UGA may not own more than 10,000 Benchmark Futures Contracts. In such case, UGA could invest up to $1 billion of its daily net assets in the Benchmark Futures Contract (i.e., $10 per contract multiplied by 1,000 (a Benchmark Futures Contract is a contract for 42,000 gallons (1,000 barrels) multiplied by 10,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in the Benchmark Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Futures Contract. If the NYMEX were to impose limits at the $1 billion level (or another level), UGA anticipates that it would invest the majority of its assets above that level in a mix of other Futures Contracts or Other Gasoline-Related Investments in order to meet its investment objective.

See “Risk Factors—Risks Associated With Investing Directly or Indirectly in Gasoline—Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect UGA.”

In addition to accountability levels, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract.

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

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

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

ICE Natural Gas (cleared swaps)	Any one month: 6,000 net futures / all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

ICE Brent Crude Futures (physically settled)	There are no position limits.	There is no maximum daily price fluctuation limit.

ICE West Texas Intermediate (“WTI”) (financially settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

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

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if UGA’s futures positions have declined in value, UGA may be required to post additional variation margin to cover this decline. Alternatively, if UGA futures positions have increased in value, this increase will be credited to UGA’s account.

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

In 2005, the NYMEX introduced new physical specifications for unleaded gasoline contracts to reflect the changes in the national standards for such fuels. Unleaded gasoline using MTBE was being phased out and replaced with unleaded gasoline using ethanol. As a result, NYMEX introduced a new gasoline futures contract in 2005. The new futures contract trades under the ticker symbol “RB”. The pre-existing unleaded gasoline futures contract, ticker symbol “HU”, ceased trading on December 29th, 2006. For a period of approximately 15 months both contracts were traded on the NYMEX.

Light, Sweet Crude Oil.  Crude oil is the world’s most actively traded commodity. The futures contracts for light, sweet crude oil that are traded on the NYMEX are the world’s most liquid forum for crude oil trading, as well as the world’s largest volume futures contract trading on a physical commodity. Due to the liquidity and price transparency of oil futures contracts, they are used as a principal international pricing benchmark. The futures contracts for light, sweet crude oil trade on the NYMEX in units of 1,000 U.S. barrels (42,000 gallons) and, if not closed out before maturity, will result in delivery of oil to Cushing, Oklahoma, which is also accessible to the international spot markets via pipelines. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons).  The ICE Futures also offers a WTI Futures Contract which trades in units of 1,000 barrels.  The WTI Futures Contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflict in Iraq represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for about 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market trading center. The price of heating oil has historically been volatile.

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

Why Does UGA Purchase and Sell Futures Contracts?

UGA’s investment objective is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the Benchmark Futures Contract, less UGA’s expenses. UGA invests primarily in Futures Contracts. UGA seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Gasoline-Related Investments) it holds.

Other than investing in Futures Contracts and Other Gasoline-Related Investments, UGA only invests in assets to support these investments in Gasoline Interests. At any given time, most of UGA’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UGA’s positions in Futures Contracts and Other Gasoline-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require UGA to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 10% to 15% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UGA would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.0 million (assuming a 10% margin).

As a result of the foregoing, typically 10% to 15% of UGA’s assets are held as margin in segregated accounts with a futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Futures Contracts it owns, UGA holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts. UGA earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. UGA anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. UGA reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If UGA reinvests the earned interest income, it makes investments that are consistent with its investment objective.

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

Leverage

While UGA’s historical ratio of initial margin to total assets has generally ranged from 10% to 15%, the General Partner endeavors to have the value of UGA’s Treasuries, cash and/or cash equivalents, whether held by UGA or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under UGA’s Futures Contracts and Other Gasoline-Related Investments. While the General Partner does not intend to leverage UGA’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by UGA unless UGA is required to borrow money in the event of physical delivery, UGA trades in cash commodities, or for short-term needs created by unexpected redemptions. UGA maintains the value of its Treasuries, cash and/or cash equivalents, whether held by UGA or posted as margin or collateral, to at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Gasoline-Related Investments. UGA has not established and does not plan to establish credit lines.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the gasoline market. Consequently, UGA may purchase options on gasoline futures contracts on these exchanges in pursuing its investment objective.

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to gasoline. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some gasoline-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other gasoline-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of gasoline- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the gasoline spot price, forward gasoline price, the Benchmark Futures Contract price, or other gasoline futures contract price. For example, UGA may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the gasoline spot price, the Benchmark Futures Contract price, or some other futures contract price traded on the NYMEX or ICE Futures and the price of other Futures Contracts that may be invested in by UGA.

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

The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s Board of Directors. Furthermore, the General Partner, on behalf of UGA, only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the U.S. Securities and Exchange Commission (the “SEC”), (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the General Partner’s Board of Directors after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

UGA has not employed any hedging methods since all of its investments have been made over an exchange. Therefore, UGA has not been exposed to counterparty risk.

Pyramiding

UGA has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for UGA. In this capacity, BBH&Co. holds UGA’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, in its capacity as Administrator for UGA, BBH&Co. performs certain administrative and accounting services for UGA and prepares certain SEC and CFTC reports on behalf of UGA. The General Partner pays BBH&Co.’s fees for these services.

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

UGA also employs ALPS Distributors, Inc. as a Marketing Agent. The General Partner pays the Marketing Agent’s fees. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the General Partner for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO  80203.  ALPS is the marketing agent for UGA. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UBS Securities LLC (“UBS Securities”) is UGA’s futures commission merchant. UGA and UBS Securities have entered into an Institutional Futures Client Account Agreement. This Agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Gasoline Interests that may be purchased or sold by or through UBS Securities for UGA’s account. UGA pays the fees of UBS Securities.

UBS Securities’s principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for UGA. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of the NFA and of various U.S. futures and securities exchanges.

UBS Securities is the defendant in two purported securities class actions pending in District Court of the Northern District of Alabama, brought by holders of stocks and bonds of HealthSouth, captioned In re HealthSouth Corporation Stockholder, No. CV-03-BE-1501-S and In re HealthSouth Corporation Bondholder Litigation, No. CV-03-BE-1502-S. Both complaints assert liability under the Exchange Act.

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities LLC, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleges, in sum and substance, that UBS Securities has been violating the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. The Complaint seeks a cease and desist order from conduct that violates the Act and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.

On June 26, 2008, the Massachusetts Securities Division filed an administrative complaint and notice of adjudicatory proceeding against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), captioned In the Matter of UBS Securities, LLC and UBS Financial Services, Inc., Docket No. 2008-0045, which alleged that UBS Securities and UBS Financial violated the Act in connection with the marketing and sale of auction rate securities.

On July 22, 2008, the Texas State Securities board filed an administrative proceeding against UBS Securities and UBS Financial captioned the Matter of the Dealer Registrations of UBS Financial Services, Inc. and UBS Securities LLC, SOAH Docket No. ###-##-####, SSB Docket No. 08-IC04, alleging violations of the anti-fraud provision of the Texas Securities Act in connection with the marketing and sale of auction rate securities.

On July 24, 2008 the New York Attorney General (“NYAG”) filed a complaint in Supreme Court of the State of New York against UBS Securities and UBS Financial captioned State of New York v. UBS Securities LLC and UBS Financial Services, Inc., No. 650262/2008, in connection with UBS’s marketing and sale of auction rate securities. The complaint alleges violations of the anti-fraud provisions of New York state statutes and seeks a judgment ordering that the firm buy back auction rate securities from investors at par, disgorgement, restitution and other remedies.

On August 8, 2008, UBS Securities and UBS Financial reached agreements in principle with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On August 20, 2008, the Texas proceeding was dismissed and withdrawn. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC.

On August 14, 2008, the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleges fraudulent and unethical conduct in violation of New Hampshire state statues. The complaint seeks an administrative fine, a cease and desist order, and restitution to NHHELCO. The claim does not impact the global settlement with the SEC, NYAG and NASAA relating to the marketing and sale of auction rate securities to investors.

Further, UBS Securities, like most full service investment banks and broker-dealers, receives inquiries and is sometimes involved in investigations by the SEC, FINRA, the New York Stock Exchange (the “NYSE”) and various other regulatory organizations, exchanges and government agencies. UBS Securities fully cooperates with the authorities in all such requests. UBS Securities regularly discloses to the FINRA arbitration awards, disciplinary action and regulatory events. These disclosures are publicly available on the FINRA’s website at www.finra.org. Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

UBS Securities will act only as clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to the General Partner nor participate in the management of the General Partner or UGA.

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

Compensation to the General Partner

Assets	Management Fee
All assets	0.60% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of UGA’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UGA and Non-Affiliated Service Providers***

Service Provider	Compensation Paid by UGA
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Non-Affiliated Brokers	Approximately 0.12% of assets

***	UGA pays this compensation.

New York Mercantile Exchange Licensing Fee****

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

****
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UGA is responsible for its pro rata share of the assets held by UGA and the Related Public Funds.

Expenses Paid by UGA through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$474,543
Amount Paid in Portfolio Brokerage Commissions:	$90,757
Other Amounts Paid or Accrued*****:	$529,839
Total Expenses Paid or Accrued:	$1,095,139
Expenses Waived******:	$(382,703)
Total Expenses Paid or Accrued******:	$712,436

*****
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

******
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2009. The General Partner has no obligation to pay such expenses in subsequent periods.

Expenses Paid by UGA through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60 % annualized
Amount Paid in Portfolio Brokerage Commissions:	0.11 % annualized
Other Amounts Paid or Accrued:	0.67 % annualized
Total Expenses Paid or Accrued:	1.38 % annualized
Expenses Waived:	(0.48) % annualized
Net Expense Ratio:	0.90 % annualized

Other Fees.  UGA also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.  These fees are estimated to be $321,000 for the fiscal year ended December 31, 2009.  In addition, UGA is responsible for the fees and expenses, which may include director and officers’ liability insurance, of the independent directors of the General Partner in connection with their activities with respect to UGA.  These director fees and expenses may be shared with other funds managed by the General Partner.  These fees and expenses for 2009 were $433,046, and UGA’s portion of such fees was $3,734.

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

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

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

DTC has advised UGA that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Transfer/Application Requirements. All purchasers of UGA’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by UGA’s LP Agreement and is eligible to purchase UGA’s securities. Each purchaser of units must execute a transfer application and certification. The obligation to provide the form of transfer application is imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through UGA. Further, the General Partner may request each record holder to furnish certain information, including that holder’s nationality, citizenship or other related status. A record holder is a unitholder that is, or has applied to be, a limited partner. An investor who is not a U.S. resident may not be eligible to become a record holder or one of UGA’s limited partners if that investor’s ownership would subject UGA to the risk of cancellation or forfeiture of any of UGA’s assets under any federal, state or local law or regulation. If the record holder fails to furnish the information or if the General Partner determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of UGA’s limited partners, the General Partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and UGA will have the right to redeem those securities held by the record holder.

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

•	automatically request admission as a substituted limited partner;

•	agree to be bound by the terms and conditions of, and execute, UGA’s LP Agreement;

•	represent that such transferee has the capacity and authority to enter into UGA’s LP Agreement;

•	grant powers of attorney to UGA’s General Partner and any liquidator of UGA; and

•	make the consents and waivers contained in UGA’s LP Agreement.

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

BBH&Co., the Administrator, calculates the NAV of UGA once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts traded on the NYMEX, but calculates or determines the value of all other UGA investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., UGA and the General Partner which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to UGA for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of UGA as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Benchmark Futures Contract on the NYMEX. The prices reported for the active Benchmark Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of UGA’s investments.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which UGA’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for gasoline futures contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

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

In addition, other Futures Contracts, Other Gasoline-Related Investments and Treasuries held by UGA are valued by the Administrator, using rates and points received from client approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down solely according to changes in near month Futures Contracts for gasoline traded on the NYMEX.

Creation and Redemption of Units

UGA creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UGA or the distribution by UGA of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by UGA, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to UGA for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or the General Partner, and no such person will have any obligation or responsibility to the General Partner or UGA to effect any sale or resale of units.  As of December 31, 2009, 6 Authorized Purchasers had entered into agreements with UGA.  During the year ended December 31, 2009, UGA issued 29 Creation Baskets and redeemed 20 Redemption Baskets.

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

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash, or a combination of Treasuries and cash with UGA, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of UGA (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. The General Partner determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to UGA’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UGA is borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UGA’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Determination of Redemption Distribution

The redemption distribution from UGA consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and cash that is in the same proportion to the total assets of UGA (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. The General Partner, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish such requirements as of 4:00 p.m. New York time on the redemption order date.

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

Suspension or Rejection of Redemption Orders

The General Partner may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as the General Partner determines to be necessary for the protection of the limited partners. For example, the General Partner may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UGA’s assets at an appropriate value to fund a redemption. If the General Partner has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the General Partner, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Secondary Market Transactions

As noted, UGA creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UGA or the distribution by UGA of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of UGA at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Gasoline-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between UGA’s NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or the General Partner, and no such person has any obligation or responsibility to the General Partner or UGA to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Gasoline-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Gasoline-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of UGA

UGA’s units began trading on the American Stock Exchange (the “AMEX”) on February 26, 2008 and are offered on a continuous basis. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2009, the total amount of money raised by UGA from Authorized Purchasers was $126,264,653 the total number of Authorized Purchasers was 6; the number of baskets purchased by Authorized Purchasers was 42; the number of baskets redeemed by Authorized Purchasers was 23; and the aggregate amount of units purchased was 4,200,000. For more information on the performance of UGA, see the Performance Tables below.

Since its initial offering of 30,000,000 units, UGA has not made any subsequent offering of its units. As of December 31, 2009, UGA had issued 4,200,000 units, 1,900,000 of which were outstanding. As of December 31, 2009, there were 25,800,000 units registered but not yet issued.

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.011%, while the simple average daily change in the NAV of UGA over the same time period was -0.012%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.674%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000

Dollar Amount Raised:	$126,264,653

Organizational and Offering Expenses**:
SEC registration fee:	$184,224
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$217,078
Printing expenses:	$162,901

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through September 1, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following September 1, 2009, UGA has recorded these expenses.

Compensation to the General Partner and Other Compensation UGA:

Expenses paid by UGA through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$474,543
Amount Paid in Portfolio Brokerage Commissions:	$90,757
Other Amounts Paid*:	$529,839
Total Expenses Paid or Accrued:	$1,095,139
Expenses Waived**:	$(382,703)
Total Expenses Paid or Accrued Including Expenses Waived:	$712,436

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by UGA through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid:	0.67% annualized
Total Expenses Paid or Accrued:	1.38% annualized
Expenses Waived:	(0.48)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$126,263,653
Total Net Assets as of December 31, 2009:	$69,185,740
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$36.41
Worst Monthly Percentage Draw-down:	October 2008 (38.48%)
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02%)
Number of Unitholders (as of December 31, 2009)	5,131

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009
January	-		16.23%
February	(0.56	)%**	0.26%
March	(2.39)%		2.59%
April	10.94%		2.07%
May	15.60%		30.41%
June	4.80%		1.65%
July	(12.79)%		6.24%
August	(3.88)%		(3.71)%
September	(9.36)%		(3.38)%
October	(38.48)%		10.96%
November	(21.35)%		1.00%
December	(15.72)%		0.55%
Annual Rate of Return	(59.58	)%**	80.16%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from February 26, 2008.

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

USOF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis. USOF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USOF from its authorized purchasers was $24,257,292,570; the total number of authorized purchasers of USOF was 17; the number of baskets purchased by authorized purchasers of USOF was 4,752; the number of baskets redeemed by authorized purchasers of USOF was 4,121; and the aggregate amount of units purchased was 475,200,000. USOF employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the near month contract to expire for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2009, the simple average daily change in its benchmark oil futures contract was -0.027%, while the simple average daily change in the NAV of USOF over the same time period was -0.022%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 1.56%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USNG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses. USNG’s units began trading on April 18, 2007 and are offered on a continuous basis. USNG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USNG from its authorized purchasers was $10,435,093,775; the total number of authorized purchasers of USNG was 14; the number of baskets purchased by authorized purchasers of USNG was 5,821; the number of baskets redeemed by authorized purchasers of USNG was 1,326; and the aggregate amount of units purchased was 582,100,000. USNG employs an investment strategy in its operations that is similar to the investment strategy of UGA, except its benchmark is the near month contract for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.181%, while the simple average daily change in the NAV of USNG over the same time period was -0.179%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.392%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis. US12OF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12OF from its authorized purchasers was $224,069,815; the total number of authorized purchasers of US12OF was 4; the number of baskets purchased by authorized purchasers of US12OF was 75; the number of baskets redeemed by authorized purchasers of US12OF was 34; and the aggregate amount of units purchased was 7,500,000. US12OF employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2009, the simple average daily change in its benchmark oil futures contract was -0.004%, while the simple average daily change in the NAV of US12OF over the same time period was -0.003%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was -0.107%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents. USHO’s units began trading on April 9, 2008 and are offered on a continuous basis. As of December 31, 2009, the total amount of money raised by USHO from its authorized purchasers was $27,750,399; the total number of authorized purchasers of USHO was 6; the number of baskets purchased by authorized purchasers of USHO was 8; the number of baskets redeemed by authorized purchasers of USHO was 2; and the aggregate amount of units purchased was 800,000. USHO employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the near month contract for heating oil delivered to the New York harbor.

Since the offering of USHO units to the public on April 9, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.093%, while the simple average daily change in the NAV of USHO over the same time period was -0.093%. The average daily difference was 0%. As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.696%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USSO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009 and are offered on a continuous basis. USSO invests in short positions in listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USSO from its authorized purchasers was $14,290,534; the total number of authorized purchasers of USSO was 7; the number of baskets purchased by authorized purchasers of USSO was 3; no baskets were redeemed by authorized purchasers of USSO; and the aggregate amount of units purchased was 300,000. USSO employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the inverse of the near month contract for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USSO units to the public on September 24, 2009 to December 31, 2009, the inverse of the simple average daily change in its benchmark futures contract was -0.164%, while the simple average daily change in the NAV of USSO over the same time period was -0.167%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.179%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12NG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009 and are offered on a continuous basis. US12NG invests in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12NG from its authorized purchasers was $40,652,357; the total number of authorized purchasers of US12NG was 2; the number of baskets purchased by authorized purchasers of US12NG was 8; the number of baskets redeemed by authorized purchasers of US12NG was 1; and the aggregate amount of units purchased was 800,000. US12NG employs an investment strategy in its operations that is similar to the investment strategy of UGA, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of US12NG units to the public on November 18, 2009 to December 31, 2009, the simple average daily change in its benchmark futures contracts was 0.291%, while the simple average daily change in the NAV of US12NG over the same time period was 0.287%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.089%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. The investment objective of USBO will be for the daily changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USBO’s expenses. The investment objective of USCI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SDCI Total Return, less USCI’s expenses.

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

USOF:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$71,257,630,000
Dollar Amount Raised:	$24,257,292,570
Organizational and Offering Expenses **:
SEC registration fee:	$2,480,174
FINRA registration fee:	$603,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$495,850
Legal fees and expenses:	$2,040,875
Printing expenses:	$285,230

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through December 31, 2006, these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following December 31, 2006, USOF has recorded these expenses.

Compensation to the General Partner and Other Compensation USOF:

Expenses Paid by USOF through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,842,027
Amount Paid in Portfolio Brokerage Commissions:	$7,159,498
Other Amounts Paid *:	$8,770,873
Total Expenses Paid:	$36,772,398

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses Paid by USOF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses in USOF Offering:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.46% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid:	0.19% annualized
Total Expenses Paid:	0.81% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2009):	$24,257,292,570
Total Net Assets as of December 31, 2009:	$2,471,252,817
Initial NAV per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2009:	$39.16
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (75.84)%
Number of Unitholders (as of December 31, 2009)	84,835

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2006		2007	2008	2009
January	–		(6.55)%	(4.00)%	(14.60)%
February	–		5.63%	11.03%	(6.55)%
March	–		4.61%	0.63%	7.23%
April	3.47	%**	(4.26)%	12.38%	(2.38)%
May	(2.91)%		(4.91)%	12.80%	26.69%
June	3.16%		9.06%	9.90%	4.16%
July	(0.50)%		10.57%	(11.72)%	(2.30)%
August	(6.97)%		(4.95)%	(6.75)%	(1.98)%
September	(11.72)%		12.11%	(12.97)%	0.25%
October	(8.45)%		16.98%	(31.57)%	8.43%
November	4.73%		(4.82)%	(20.65)%	(0.51)%
December	(5.21)%		8.67%	(22.16)%	(0.03)%
Annual Rate of Return	(23.03	)%**	46.17%	(54.75)%	14.14%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 10, 2006.

For a definition of draw-down, please see text below “Composite Performance Data for UGA”.

USNG:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$24,056,500,000
Dollar Amount Raised:	$10,435,093,775
Organizational and Offering Expenses**:
SEC registration fee:	$1,361,084
FINRA registration fee:	$377,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$274,350
Legal fees and expenses:	$1,614,956
Printing expenses:	$73,270

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through April 18, 2007, these expenses were paid for by the General Partner. Following April 18, 2007, USNG has recorded these expenses.

Compensation to the General Partner and Other Compensation USNG:

Expenses paid by USNG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$19,802,761
Amount Paid in Portfolio Brokerage Commissions:	$12,603,078
Other Amounts Paid*:	$8,074,997
Total Expenses Paid:	$40,480,836

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses paid by USNG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.55% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.35% annualized
Other Amounts Paid:	0.23% annualized
Total Expenses Paid:	1.13% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$10,435,093,775
Total Net Assets as of December 31, 2009:	$4,525,107,163
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$10.07
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – November 2009 (85.89)%
Number of Unitholders (as of December 31, 2009)	203,277

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009
January	–		8.87%	(21.49)%
February	–		15.87%	(5.47)%
March	–		6.90%	(11.81)%
April	4.30	%**	6.42%	(13.92)%
May	(0.84)%		6.53%	10.37%
June	(15.90)%		13.29%	(4.63)%
July	(9.68)%		(32.13)%	(8.70)%
August	(13.37)%		(13.92)%	(27.14)%
September	12.28%		(9.67)%	26.03%
October	12.09%		(12.34)%	(13.31)%
November	(16.16)%		(6.31)%	(11.86)%
December	0.75%		(14.32)%	13.91%
Annual Rate of Return	(27.64	)%**	(35.68)%	(56.73)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 18, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for UGA”.

US12OF:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$3,718,000,000
Dollar Amount Raised:	$224,069,815
Organizational and Offering Expenses**:
SEC registration fee:	$129,248
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$60,700
Legal fees and expenses:	$301,279
Printing expenses:	$44,402

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through March 31, 2009, a portion of these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering.  Following March 31, 2009, US12OF has recorded these expenses.

Compensation to the General Partner and Other Compensation US12OF:

Expenses paid by US12OF through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$922,534
Amount Paid in Portfolio Brokerage Commissions:	$52,790
Other Amounts Paid *:	$798,777
Total Expenses Paid or Accrued:	$1,774,101
Expenses Waived**:	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$1,665,855

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary. The General Partner has no obligation to continue such payment in subsequent periods.

Expenses paid by US12OF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid:	0.52% annualized
Total Expenses Paid or Accrued:	1.15% annualized
Expenses Waived:	(0.07)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.08% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$224,069,815
Total Net Assets as of December 31, 2009:	$165,523,309
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$40.37
Worst Monthly Percentage Draw-down:	October 2008 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008–February 2009 (66.97)%
Number of Unitholders (as of December 31, 2009)	6,875

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009
January	–		(2.03)%	(7.11)%
February	–		10.48%	(4.34)%
March	–		(0.66)%	9.22%
April	–		11.87%	(1.06)%
May	–		15.47%	20.40%
June	–		11.59%	4.51%
July	–		(11.39)%	1.22%
August	–		(6.35)%	(2.85)%
September	–		(13.12)%	(0.92)%
October	–		(29.59)%	8.48%
November	–		(16.17)%	2.31%
December	8.46	%**	(12.66)%	(1.10)%
Annual Rate of Return	8.46	%**	(42.39)%	29.23%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from December 6, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for UGA”

USHO:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$500,000,000
Dollar Amount Raised:	$27,750,399
Organizational and Offering Expenses**:
SEC registration fee:	$142,234
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$121,321
Printing expenses:	$106,584

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following August 31, 2009, USHO has recorded these expenses.

Compensation to the General Partner and Other Compensation USHO:

Expenses paid by USHO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$109,681
Amount Paid in Portfolio Brokerage Commissions:	$18,418
Other Amounts Paid*:	$333,904
Total Expenses Paid:	$462,003
Expenses Waived **:	$(299,225)
Total Expenses Paid or Accrued Including Expenses Waived:	$162,778

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USHO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid:	1.83% annualized
Total Expenses Paid:	2.53% annualized
Expenses Waived:	(1.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.89% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 9, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$27,750,399
Total Net Assets as of December 31, 2009:	$16,525,095
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$27.54
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (69.17)%
Number of Unitholders (as of December 31, 2009)	1,154

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009
January	–		0.05%
February	–		(11.34)%
March	–		6.73%
April	2.84	%**	(3.85)%
May	15.93%		23.13%
June	5.91%		4.55%
July	(12.18)%		0.39%
August	(8.41)%		(2.71)%
September	(9.77)%		(0.48)%
October	(28.63)%		7.60%
November	(18.38)%		0.19%
December	(17.80)%		2.23%
Annual Rate of Return	(56.12	)%**	25.52%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 9, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for UGA”

USSO:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$1,500,000,000
Dollar Amount Raised:	$14,290,534
Organizational and Offering Expenses **:
SEC registration fee:	$49,125
FINRA registration fee:	$75,500
Listing fee:	$5,000
Legal fees and expenses:	$512,460
Printing expenses:	$23,945

Length of USSO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation USSO:

Expenses paid by USSO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,150
Amount Paid in Portfolio Brokerage Commissions:	$4,695
Other Amounts Paid *:	$212,443
Total Expenses Paid:	$237,288
Expenses Waived **:	$(206,444)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,844

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USSO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid:	6.33% annualized
Total Expenses Paid:	7.07% annualized
Expenses Waived:	(6.15)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.92% annualized

USSO Performance:
Name of Commodity Pool:	USSO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	September 24, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$14,290,534
Total Net Assets as of December 31, 2009:	$13,196,305
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$43.99
Worst Monthly Percentage Draw-down:	October 2009 (8.65)%
Worst Peak-to-Valley Draw-down:	September 2009-December 2009 (12.02)%
Number of Unitholders (as of December 31, 2009)	185

COMPOSITE PERFORMANCE DATA FOR USSO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009
January	–
February	–
March	–
April	–
May	–
June	–
July	–
August	–
September	(2.90	)%**
October	(8.65)%
November	(0.25)%
December	(0.57)%
Annual Rate of Return	(12.02	)%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from September 24, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for UGA”

US12NG:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered *:	$1,500,000,000
Dollar Amount Raised:	$40,652,357
Organizational and Offering Expenses **:
SEC registration fee:	$82,445
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$202,252
Printing expenses:	$31,588

Length of US12NG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation US12NG:

Expenses paid by US12NG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$16,490
Amount Paid in Portfolio Brokerage Commissions:	$9,284
Other Amounts Paid*:	$141,553
Total Expenses Paid:	$167,327
Expenses Waived **:	$(136,678)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,649

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by US12NG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.34% annualized
Other Amounts Paid:	5.15% annualized
Total Expenses Paid:	6.09% annualized
Expenses Waived:	(4.97)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.12% annualized

US12NG Performance:
Name of Commodity Pool:	US12NG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	November 18, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$40,652,357
Total Net Assets as of December 31, 2009:	$37,637,148
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$53.77
Worst Monthly Percentage Draw-down:	November 2009 (0.02)%
Worst Peak-to-Valley Draw-down:	November 2009 (0.02)%
Number of Unitholders (as of December 31, 2009)	1,276

COMPOSITE PERFORMANCE DATA FOR US12NG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return*
Month	2009
January	–
February	–
March	–
April	–
May	–
June	–
July	–
August	–
September	–
October	–
November	(0.02	)%**
December	7.56%
Annual Rate of Return	7.54	%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from November 18, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for UGA”

Other Related Commodity Trading and Investment Management Experience

Until December 31, 2009, Ameristock Corporation was an affiliate of the General Partner.  Ameristock Corporation is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that focuses on large cap U.S. equities that has $219,616,809 in assets as of December 31, 2009. Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consisted of five separate investment portfolios, each of which sought investment results, before fees and expenses, that corresponded generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc. The Ameristock ETF Trust has liquidated each of its investment portfolios and has wound up its affairs.

Investments

The General Partner applies substantially all of UGA’s assets toward trading in Futures Contracts and Other Gasoline-Related Investments and investments in Treasuries, cash and/or cash equivalents. The General Partner has sole authority to determine the percentage of assets that are:

•         held on deposit with the futures commission merchant or other custodian,

•         used for other investments, and

•         held in bank accounts to pay current obligations and as reserves.

The General Partner deposits substantially all of UGA’s net assets with the Custodian or other custodian. When UGA purchases a Futures Contract and certain exchange traded Other Gasoline-Related Investments, UGA is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Gasoline Interests at maturity. This deposit is known as “margin.” UGA invests the remainder of its assets equal to the difference between the margin deposited and the market value of the Futures Contract in Treasuries, cash and/or cash equivalents.

UGA’s assets are held in segregated accounts pursuant to the CEA and CFTC regulations. The General Partner believes that all entities that hold or trade UGA’s assets are based in the United States and are subject to United States regulations.

Approximately 10% to 15% of UGA’s assets have normally been committed as margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. The General Partner invests the balance of UGA’s assets not invested in Gasoline Interests or held in margin as reserves to be available for changes in margin. All interest income is used for UGA’s benefit.

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

Some swap transactions are cleared through central counterparties.  These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once submitted to the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction.  In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Participants

The two broad classes of persons who trade commodities are hedgers and speculators. Hedgers include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedger contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedger may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell it under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedger to shift the risk of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives and hedgers can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

Unlike the hedger, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedger seeks to avoid. Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms. Members of a particular exchange and the trades executed on such exchange are subject to the rules of that exchange. Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members. Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

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

A derivatives transaction execution facility (a “DTEF”) is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

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

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedger, which UGA is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in gasoline Futures Contracts (including investments in the Benchmark Futures Contract) on the NYMEX is 7,000 contracts. The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. The ICE Futures has recently adopted similar accountability levels and position limits for certain of its futures contracts that are traded on the ICE Futures and settled against the price of a contract listed for trading on a U.S. designated contract market such as the NYMEX.  Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which UGA and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits, UGA’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

On January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts, including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

Daily Price Limits

Most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations. These regulations specify what are referred to as daily price fluctuation limits or, more commonly, daily limits. The daily limits establish the maximum amount that the price of a futures or options on a futures contract may vary either up or down from the previous day’s settlement price. Once the daily limit has been reached in a particular futures or options on a futures contract, no trades may be made at a price beyond the limit. Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days. The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

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

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members. Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC. As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated. The trading advisors may engage in those transactions on behalf of UGA in reliance on this exclusion from regulation.  However, legislation currently under consideration by the U.S. Congress would remove the exclusion provided to these transactions and place them under federal regulation.  The proposed legislation would subject these contracts to new capital, margin, recordkeeping, and reporting requirements.

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

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.  This extension of credit generally takes the form of transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

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

Intellectual Property

The General Partner owns trademark registrations for UNITED STATES GASOLINE FUND (U.S. Reg. No. 3486625) for “fund investment services in the field of gasoline futures contracts, cash-settled options on gasoline futures contracts, forward contracts for gasoline, over-the-counter transactions based on the price of gasoline, and indices based on the foregoing,” in use since February 22, 2008, and UGA UNITED STATES GASOLINE FUND, LP (and Design) (U.S. Reg. No. 3638984) for “investment services in the field of gasoline futures contracts and other gasoline related investments,” in use since February 26, 2008.  UGA relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors.  So long as UGA continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

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

UGA is subject to the risks and hazards of the gasoline industry because it invests in Gasoline Interests. The risks and hazards that are inherent in the gasoline industry may cause the price of gasoline to widely fluctuate. If UGA’s units accurately track the percentage changes in the terms of the Benchmark Futures Contract or the spot price of gasoline, then the price of its units may also fluctuate. The exploration for crude oil, the raw material used in the production of gasoline, and production of gasoline are uncertain processes with many risks. The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production of gasoline, including:

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

There are a variety of hazards inherent in gasoline transmission, distribution, gathering, and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of crude oil, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of gasoline. To the extent these hazards limit the supply or delivery of gasoline, gasoline prices will increase.

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

Tensions with Iran, the world’s fourth largest oil exporter, could put oil exports in jeopardy. Other global concerns include civil unrest and sabotage affecting the flow of oil from Nigeria, a large oil exporter. Meanwhile, friction continues between the governments of the United States and Venezuela, a major exporter of oil to the United States. Additionally, a series of production cuts by members of OPEC followed by a refusal to subsequently increase oil production have tightened world oil markets.

Limitations on ability to develop additional sources of oil could impact future prices of gasoline.

In the past, a supply disruption in one area of the world has been softened by the ability of major oil-producing nations such as Saudi Arabia to increase output to make up the difference. Now, much of that spare reserve capacity has been absorbed by increased demand. In addition, consumption of gasoline and other oil products is increasing around the world, especially in rapidly growing countries such as India and China, which is now the world’s second-largest energy user. According to the United States Government’s Energy Information Administration, global oil demand is expected to rise by more than 7 million barrels per day in 2010, compared with a decrease in demand of 1.8 million barrels a day in 2009 and largely unchanged demand in 2008. Gasoline demand in the United States has been growing less than in developing nations, but the United States remains the world’s largest gasoline consumer, using an average of 377.5 million gallons a day in 2008.

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

While it is expected that the trading prices of the units will fluctuate in accordance with changes in UGA’s NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for gasoline and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, UGA’s NAV. This could cause changes in the price of the units to substantially vary from changes in the spot price of gasoline. This may be harmful to investors because if changes in the price of units vary substantially from changes in the Benchmark Futures Contract or the spot price of gasoline, then investors may not be able to effectively use UGA as a way to hedge the risk of losses in their gasoline-related transactions or as a way to indirectly invest in gasoline.

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

•
Short-term supply and demand for gasoline may cause changes in the market price of the Benchmark Futures Contract to vary from the changes in UGA’s NAV if UGA has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand. In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges, that may cause variations between the spot price of gasoline and the prices of related futures contracts.

•
UGA plans to sell and buy only as many Futures Contracts and Other Gasoline-Related Investments that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Futures Contract. The remainder of its assets will be invested in Treasuries, cash and cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Gasoline Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of gasoline and the price of the Benchmark Futures Contract.

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

•
UGA may not be able to buy the exact number of Futures Contracts and Other Gasoline-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of  Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, UGA could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume UGA receives $4,000,000 for the sale of a Creation Basket and assume that the price of a Futures Contract for gasoline is $59,950, then UGA could only invest in only 66 Futures Contracts with an aggregate value of $3,956,700), UGA would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, UGA may not be able to purchase these investments at the last reported price for such investments.

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

When using the Benchmark Futures Contract as a strategy to track the spot price of gasoline, at best the correlation between changes in prices of such Gasoline Interests and the spot price of gasoline can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative gasoline market, supply of and demand for such Gasoline Interests and technical influences in futures trading. If there is a weak correlation between the Gasoline Interests and the spot price of gasoline, then the price of units may not accurately track the price of gasoline and investors may not be able to effectively use UGA as a way to hedge the risk of losses in their gasoline-related transactions or as a way to indirectly invest in gasoline.

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

UGA may not always be able to liquidate its positions in its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its gasoline production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, UGA has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead will rely only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that the General Partner will acquire or enter into for UGA increases the risk of illiquidity. The Other Gasoline-Related Investments that UGA invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

Because both Futures Contracts and Other Gasoline-Related Investments may be illiquid, UGA’s Gasoline Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgers and speculators in futures markets has shifted such that gasoline purchasers are the predominant hedgers in the market, UGA might have to reinvest at higher futures prices or choose Other Gasoline-Related Investments.

The changing nature of the hedgers and speculators in the gasoline market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, gasoline producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the gasoline who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of gasoline. This can have significant implications for UGA when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While UGA does not intend to take physical delivery of gasoline under its Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of UGA to take physical delivery of gasoline under its Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under some of these contracts. Storage costs associated with purchasing gasoline could result in costs and other liabilities that could impact the value of Futures Contracts or Other Gasoline-Related Investments. Storage costs include the time value of money invested in gasoline as a physical commodity plus the actual costs of storing the gasoline less any benefits from ownership of gasoline that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for gasoline while UGA holds Futures Contracts or Other Gasoline-Related Investments, the value of the Futures Contracts or Other Gasoline-Related Investments, and therefore UGA’s NAV, may change as well.

The price relationship between the near month contract and the next month contract that compose the Benchmark Futures Contract will vary and may impact both the total return over time of UGA’s NAV, as well as the degree to which its total return tracks other gasoline price indices’ total returns.

The design of UGA’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when the near month contract is sold and replaced with the next month contract to expire. In the event of a gasoline futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in gasoline prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Benchmark Futures Contract would tend to track higher. Conversely, in the event of a gasoline futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in gasoline prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of gasoline, the impact of backwardation and contango may lead the total return of UGA’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling gasoline prices, this could have a significant negative impact on UGA’s NAV and total return.

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

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

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

Additionally, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

Investing in UGA for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

Participants in the gasoline or in other industries may use UGA as a vehicle to hedge the risk of losses in their gasoline-related transactions. There are several risks in connection with using UGA as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedger may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedger foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedger can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

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

In addition, using an investment in UGA as a hedge for changes in energy costs (e.g., investing in crude oil, heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of gasoline may vary from changes in energy costs because changes in the spot price of gasoline may vary from changes in energy costs because changes in the spot price of gasoline may not be at the same rate as changes in the price of other energy products, and, in any case, the spot price of gasoline may not reflect the refining, transportation, and other costs that may impact the hedger’s energy costs.

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

In managing and directing the day-to-day activities and affairs of UGA, the General Partner relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UGA. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds, and the General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on UGA and Related Public Fund matters.  Mr. Hyland will spend approximately 85% of his time on UGA and Related Public Fund matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Mah and Hyland, as well as the other officers of the General Partner and its Board of Directors.

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

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX RBOB gasoline futures contract, NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract and NYMEX New York Harbor No. 2 heating oil futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in gasoline.

UGA has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Gasoline-Related Investments. If UGA encounters accountability levels, position limits, or price fluctuation limits for gasoline contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the ICE Futures or other exchanges that trade listed gasoline futures. The Futures Contracts available on the ICE Futures are comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices. In addition, certain of the Futures Contracts available on the ICE Futures are subject to accountability levels and position limits.

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

The General Partner serves as the general partner to each of UGA and the Related Public Funds and will serve as the general partner for USBO and the sponsor for USCI, if such funds offer their securities to the public or begin operations. The General Partner may have a conflict to the extent that its trading decisions for UGA may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds, and is required to meet all of the funds’ investment objectives as well as UGA’s. If the General Partner believes that a trading decision it made on behalf of UGA might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for UGA, which could either impede or improve the opportunity for UGA to meet its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and investors could lose their investment.

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

UGA may terminate at any time, regardless of whether UGA has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of the General Partner could cause UGA to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require the General Partner to terminate UGA. UGA’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

UGA pays brokerage charges of approximately 0.12%, (including futures commission merchant fees of $3.50 per buy or sell), any licensing fees for the use of intellectual property, registration fees with the SEC, FINRA, or other regulatory agency in connection with offers and sales of the units subsequent to the initial offering of the units including the legal, printing, accounting and other expenses associated therewith. UGA also pays the fees and expenses, including directors and officers liability insurance, of the independent directors, management fees of 0.60% of NAV on its average net assets, tax accounting and reporting costs, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on UGA’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether UGA’s activities are profitable. Accordingly, UGA must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to pay UGA’s future expenses and no other source of funding of expenses is found, UGA may be forced to terminate and investors may lose all or part of their investment.

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

The financial markets are currently in a period of disruption and UGA does not expect these conditions to improve in the near future.

Currently and throughout 2008 and 2009, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry.  A continued recession or a depression could adversely affect the financial condition and results of operations of UGA’s service providers and Authorized Purchasers which would impact the ability of the General Partner to achieve UGA’s investment objective.

The failure or bankruptcy of a clearing broker could result in a substantial loss of UGA’s assets; the clearing broker could be subject to proceedings that impair its ability to execute UGA’s trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as UGA, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of UGA’s assets posted with the clearing broker; though the vast majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with UGA’s custodian and would not be impacted by the bankruptcy of a clearing broker. UGA also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

The General Partner uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell Gasoline Interests each day. Specifically, the General Partner uses the spreadsheet to make mathematical calculations and to monitor positions in Gasoline Interests and Treasuries and correlations to the spot price of gasoline. The General Partner must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas. In addition, UGA relies on the General Partner to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing UGA’s transactions could impair its ability to achieve UGA’s investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

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

If the computer and communications systems are not upgraded, UGA’s financial condition could be harmed.

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

Since UGA’s commencement of operations on February 26, 2008, there has been tremendous volatility in the price of the Benchmark Futures Contract.  For example, the price of the NYMEX Futures Contract for gasoline started 2009 at $1.0620 per gallon which was the low for 2009.  Prices rose sharply over the course of 2009 and hit a peak on June 16, 2009 of $2.071 per gallon. The NYMEX Futures Contract for gasoline ended 2009 at $1.752 per gallon, up approximately 64.93% over 2009 (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).  The General Partner anticipates that there will be continued volatility in the price of the NYMEX Futures Contract for gasoline and futures contracts for other petroleum-based commodities. Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in UGA.

The impact of environmental and other governmental laws and regulations may affect the price of gasoline.

Since gasoline prices correlate to crude oil prices, law and regulations that affect the price of crude oil impact the price of gasoline. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells. Other laws have prevented exploration and drilling of crude oil in certain environmentally sensitive federal lands and waters. Several environmental laws that have a direct or an indirect impact on the price of gasoline include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

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

UGA also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UGA, in which case UGA could suffer significant losses on these contracts.

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

Over-the-counter contracts may have terms that make them less marketable than Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions diminish the ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

Risk of Trading in International Markets

Trading in international markets could expose UGA to credit and regulatory risk.

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

The price of any non-U.S. Futures Contract, option on any non-U.S. Futures Contract, or other non-U.S. Other Gasoline-Related Investment, and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to UGA even if the contract traded is profitable.

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

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UGA is in many respects uncertain. UGA applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service, will successfully challenge UGA’s allocation methods and require UGA to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

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

Item 4.	Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

UGA’s units have traded on the NYSE Arca under the symbol “UGA” since November 25, 2008.  Prior to trading on the NYSE Arca, UGA’s units previously traded on the AMEX under the symbol “UGA” since its initial public offering on February 26, 2008. The following table sets forth the range of reported high and low sales prices of the units as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2009
First quarter	$26.30	$19.73
Second quarter	$35.13	$23.32
Third quarter	$35.71	$28.07
Fourth quarter	$37.82	$31.73

	High	Low
Fiscal year 2008
First quarter (beginning February 26, 2008)	$50.93	$46.00
Second quarter	$67.03	$47.97
Third quarter	$67.66	$43.71
Fourth quarter	$48.54	$16.10

As of December 31, 2009, UGA had 5,131 holders of units.

Dividends

UGA has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

UGA does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, UGA redeemed 20 baskets (comprising 2,000,000 units) during the year ended December 31, 2009.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2009 and 2008, and the period from April 12, 2007 (inception) to December 31, 2007)
(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2009	Year ended December 31, 2008	Period from April 12, 2007 to December 31, 2007
Total assets	$69,578	$20,369	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$32,948	$(9,949)	$-
Net income (loss)	$32,580	$(9,799)	$-
Weighted-average limited partnership units	2,072,603	413,548	-
Net income (loss) per unit	$16.20	$(29.79)	$-
Net income (loss) per weighted average unit	$15.72	$(23.69)	$-
Cash and cash equivalents at end of year/period	$61,883	$11,692	$1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract for gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses.

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. UGA’s General Partner believes the daily changes in the prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of gasoline. It is not the intent of UGA to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline futures contracts and Other Gasoline-Related Investments.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for gasoline traded on the NYMEX unless the near month contract is within two weeks of expiration in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX.  “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

The regulation of Gasoline Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of this annual report on Form 10-K, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect UGA.

Currently, a number of proposals to alter the regulation of Gasoline Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts without the need for any new legislation to be passed. If any of the aforementioned proposals is implemented, UGA’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

The General Partner of UGA, which is registered as a CPO with the CFTC, is authorized by the LP Agreement to manage UGA. The General Partner is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Gasoline futures prices exhibited an uneven upward trend during the year ended December 31, 2009. The price of the Benchmark Futures Contract started the period at $1.0620 per gallon which was the low of the period. Prices rose sharply over the course of the year and hit a peak on June 16, 2009 of $2.071 per gallon. The year ended with the Benchmark Futures Contract at $2.053 per gallon, up approximately 93.31% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). Similarly, UGA’s NAV rose during the year from a starting level of $20.21 per unit to a high of $37.82 per unit on October 27, 2009. UGA’s NAV reached its low for the year on February 18, 2009 at $19.73 per unit. UGA’s NAV on December 31, 2009 was $36.41, up approximately 80.16% over the year. The return of approximately 93.31% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in gasoline futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

For the first four months of 2009, the gasoline futures market remained primarily in a state of contango, meaning that the price of the near month gasoline futures contract was typically higher than the price of the next month gasoline futures contract, or contracts further away from expiration.  At the beginning of May of 2009, the gasoline futures market moved into a backwardation market and remained there through the end of the first half of 2009.  In September 2009, the gasoline futures market moved from a backwardation market into contango, and ended the year ended December 31, 2009 in contango.  A backwardation market is one in which the price of the near month gasoline futures contract is higher than the price of the next month gasoline futures contract, or contracts further away from expiration.   For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns.”

Valuation of Futures Contracts and the Computation of the NAV

The NAV of UGA’s units is calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UGA investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per unit and issued 300,000 units to the initial Authorized Purchaser, Kellogg Capital Group, LLC, in exchange for $15,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 units, UGA has not made any subsequent offering of its units. As of December 31, 2009, UGA had issued 4,200,000 units, 1,900,000 of which were outstanding. As of December 31, 2009, there were 25,800,000 units registered but not yet issued.

More units may have been issued by UGA than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2009 Compared to the Period from February 26, 2008 (Commencement of Operations) to December 31, 2008

Since UGA was conducting operations for only a portion of the year ended December 31, 2008, the comparison of the results of operations for the year ended December 31, 2009 and the period from February 26, 2008 to December 31, 2008 may not be meaningful.

As of December 31, 2009, the total unrealized gain on gasoline Futures Contracts owned or held on that day was $5,883,944 and UGA established cash deposits, including cash investments in money market funds, that were equal to $63,237,601. UGA held 97.86% of its cash assets in overnight deposits and money market funds at the Custodian, while 2.41% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on December 31, 2009 was $36.41.

By comparison, as of December 31, 2008, the total unrealized gain on Futures Contracts owned or held on that day was $1,431,721 and UGA established cash deposits, including cash investments in money market funds, that were equal to $18,806,351. UGA held 62.17% of its cash assets in overnight deposits and money market funds at the Custodian, while 37.83% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2008 was $20.21. The increase in the per unit NAV from December 31, 2008 to December 31, 2009 was primarily a result of higher prices for gasoline and the related increase in the value of the gasoline Futures Contracts that UGA had invested in between the year ended December 31, 2008 and the year ended December 31, 2009.

Portfolio Expenses. UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements. UGA pays the General Partner a management fee of 0.60% of its average net assets. The fee is accrued daily.

During the year ended December 31, 2009, the daily average total net assets of UGA were $62,768,546.  The management fee paid by UGA during the period amounted to $376,611, which was calculated at 0.60% of its average net assets and was accrued daily.  By comparison, during the period ended December 31, 2008, the daily average total net assets of UGA were $19,270,440. The management fee paid by UGA during the period amounted to $97,932, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2009 was $189,295, as compared to $48,598 for the period ended December 31, 2008.  The increase in expenses from the period ended December 31, 2008 to the year ended December 31, 2009 was primarily due to the current reporting period being longer than the comparison period and from UGA’s increased size and activity that resulted from its increased size. UGA incurred $1,080 in fees or other expenses relating to the registration and offering of additional units for the year ended December 31, 2009.  UGA did not incur any fees or other expenses relating to the registration and offering of additional units for the period ended December 31, 2008.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  UGA shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees and expenses for calendar year 2009 amounted to a total of $433,046 for all funds, and UGA’s portion of such fees and expenses was $3,734.

By comparison, for the period ended December 31, 2008, these fees and expenses amounted to a total of $282,000 for all funds, and UGA’s portion of such fees and expenses was $2,759.  The increase in directors’ expenses incurred by UGA from the period ended December 31, 2008 compared to the year ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the year ended December 31, 2009, total commissions paid to brokers amounted to $74,584.  By comparison, during the period ended December 31, 2008, total commissions paid to brokers amounted to $16,173. The increase in the total commissions paid to brokers from the period ended December 31, 2008 to the year ended December 31, 2009 was primarily a function of the increase in UGA’s average total net assets, increased redemptions and creations of units during the year ended December 31, 2009 and the reporting period being longer than the comparison period.  The increase in assets required UGA to purchase a greater number of futures contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the year ended December 31, 2009 represents approximately 0.12% of total net assets.  By comparison, the figure for the period ended December 31, 2008 represented 0.10% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $321,000 for the year ended December 31, 2009.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2009.  The General Partner has no obligation to continue such payment into subsequent years.

Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis.  For the year ended December 31, 2009, UGA earned $94,681 in interest income on such cash holdings.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.15%.  UGA did not purchase Treasuries during the year ended December 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period.  By comparison, for the period ended December 31, 2008, UGA earned $270,986 in interest income on such cash holdings. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 1.66%. UGA did not purchase Treasuries during the period ended December 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the year ended December 31, 2009 compared to the period ended December 31, 2008. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the year ended December 31, 2009 compared to the period ended December 31, 2008.

For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Portfolio Expenses. During the three months ended December 31, 2009, the daily average total net assets of UGA were $66,567,924. The management fee paid by UGA during the period amounted to $100,672, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the three months ended December 31, 2008, the daily average total net assets of UGA were $10,660,237. The management fee paid by UGA during the period amounted to $16,078, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2009 was $48,620, as compared to $7,656 for the three months ended December 31, 2008.  The increase in expenses from the three months ended December 31, 2008 to the three months ended December 31, 2009 was primarily due to higher expenses, including increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders each year. UGA did not incur any fees or other expenses relating to the registration and offering of additional units for the three months ended December 31, 2009 or for the three months ended December 31, 2008.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees and expenses for the three months ended December 31, 2009 amounted to a total of $119,250 for all funds, and UGA’s portion of such fees and expenses was $4,890.

By comparison, for the three months ended December 31, 2008, these fees and expenses amounted to a total of $68,750 for all funds, and UGA’s portion of such fees and expenses was $383. The increase in directors’ expenses incurred by UGA from the three months ended December 31, 2008 to the three months ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended December 31, 2009, total commissions paid to brokers amounted to $17,282.  By comparison, during the three months ended December 31, 2008, total commissions paid to brokers amounted to $5,423. The increase in the total commissions paid to brokers for the three months ended December 31, 2009 was primarily a function of the increase in UGA’s average total net assets and increased redemptions and creations during the three months ended December 31, 2009. The increase in assets required UGA to purchase a greater number of futures contracts and incur a larger amount of commissions.  As an annualized percentage of total net assets, the figure for the three months ended December 31, 2009 represents 0.10% of total net assets.  By comparison, the figure for the three months ended December 31, 2008 represented approximately 0.20% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. No amounts were required to be paid for audit expenses and tax accounting and reporting requirements for the three months ended December 31, 2009.

Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended December 31, 2009, UGA earned $9,118 in interest income on such cash holdings.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. UGA did not purchase Treasuries during the three months ended December 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2008, UGA earned $23,244 in interest income on such cash holdings.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.87%. UGA did not purchase Treasuries during the three months ended December 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period.  Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the three months ended December 31, 2009.

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

For the 30 valuation days ended December 31, 2009, the simple average daily change in the Benchmark Futures Contract was -0.003%, while the simple average daily change in the NAV of UGA over the same time period was -0.006%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 5.354%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended December 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2009, the simple average daily change in the Benchmark Futures Contract was -0.011%, while the simple average daily change in the NAV of UGA over the same time period was -0.012%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.674%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the year ended December 31, 2009, the actual total return of UGA as measured by changes in its NAV was 80.16%. This is based on an initial NAV of $20.21 on December 31, 2008 and an ending NAV as of December 31, 2009 of $36.41. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended 2009 with an estimated NAV of $36.74, for a total return over the relevant time period of 81.79%. The difference between the actual NAV total return of UGA of 80.16% and the expected total return based on the Benchmark Futures Contract of 81.79% was an error over the time period of -1.63%, which is to say that UGA’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that UGA collects on its cash and cash equivalent holdings. During the year ended December 31, 2009, UGA received interest income of $94,681, which is equivalent to a weighted average interest rate of 0.15% for 2009. In addition, during the year ended December 31, 2009, UGA also collected $29,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to UGA’s actual return. However, if the total assets of UGA continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the year ended December 31, 2009, UGA incurred net expenses of $565,906.  Income from interest and Authorized Purchaser collections net of expenses was $(442,225), which is equivalent to a weighted average net interest rate of (0.70)% for the year ended December 31, 2009.

By comparison, for the period ended December 31, 2008, the actual total return of UGA as measured by changes in its NAV was -59.58%. This was based on an initial NAV of $50.00 on February 26, 2008 and an ending NAV as of December 31, 2008 of $20.21. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended 2008 with an estimated NAV of $20.09, for a total return over the relevant time period of -59.81%. The difference between the actual NAV total return of UGA of -59.58% and the expected total return based on the Benchmark Futures Contract of -59.81% was an error over the time period of 0.23%, which is to say that UGA’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that UGA collects on its cash and cash equivalent holdings. During the period ended December 31, 2008, UGA received interest income of $270,986, which is equivalent to a weighted average interest rate of 1.66% for the period ended December 31, 2008. In addition, during the period ended December 31, 2008, UGA also collected $10,000 from Authorized Purchasers creating or redeeming baskets of units.  This income also contributed to UGA’s actual return.  During the period ended December 31, 2008, UGA incurred net expenses of $146,530.  Income from interest and Authorized Purchaser collections net of expenses was $134,456, which is equivalent to a weighted average net interest rate of 0.82% for the period ended December 31, 2008.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. In 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns interest on its cash, cash equivalents and Treasury holdings. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders in 2009. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2009, UGA earned, on an annualized basis, approximately 0.15% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.12% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.75)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During 2009, UGA did not hold any Other Gasoline-Related Investments. However, there can be no assurance that in the future UGA will not make use of such Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2009). When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that  gasoline prices, both near month and next month, often display a seasonal pattern in which the price of gasoline tends to rise in the summer months and decline in the winter months. This mirrors the physical demand for gasoline, which typically peaks in the summer.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month price from the price of the near month contract for the 10 year period between 2000 and 2009. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2008 and held to December 31, 2009 increased based upon the changes in the NAV for UGA units on those days, by 80.16%, while the spot price of gasoline for immediate delivery during the same period increased by 81.79% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on February 26, 2008 and held to December 31, 2008 decreased, based upon the changes in the NAV for UGA units on those days, by -59.58%, while the spot price of gasoline for immediate delivery during the same period decreased by -59.81% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market.  During the year ended December 31, 2009, the price of unleaded gasoline in the United States was impacted by several factors. The price of the Benchmark Futures Contract on January 2, 2009 was at $1.0620 per gallon. It rose sharply over the course of the quarter and hit a peak on June 16, 2009 of $2.071 per gallon. The year ended with the Benchmark Futures Contract at $2.053 per gallon, up approximately 93.31% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the year ended December 31, 2009, the price of crude oil, the raw material from which gasoline is refined, rose approximately 77.94% from approximately $44.60 per barrel to approximately $79.36 per barrel. The price of crude oil was influenced by several factors, including ongoing weak demand for crude oil globally and modest decreases in the production levels of crude oil. However, oil prices still increased as investors looked forward to improvements in the global economy. Management believes however that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

For the ten year time period between 1999 and 2009, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil. Finally, unleaded gasoline had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1999-2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.023	0.135
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.237	-0.127	-0.078	0.128	-0.214
Global Equities (FTSE World Index)			1.000	0.246	0.165	0.084	0.196

Crude Oil				1.000	0.783	0.334	0.724

Heating Oil					1.000	0.466	0.613

Natural Gas						1.000	0.257

Unleaded Gasoline							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended December 31, 2009, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil. During this period, it also had a mildly negative correlation with the movements of natural gas.  The  correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the prior ten year period ended December 31, 2009 continued to be essentially non-correlated over the one-year period ended December 31, 2009.  Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the prior ten year period, were negatively correlated over this more recent time period.

Correlation Matrix 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	0.303	0.974	0.182	0.325	0.139	-0.083
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.284	-0.264	-0.347	-0.016	-0.544
Global Equities (FTSE World Index)			1.000	0.216	0.320	0.149	-0.043

Crude Oil				1.000	0.769	0.255	0.576

Heating Oil					1.000	0.253	0.714

Natural Gas						1.000	-0.267

Unleaded Gasoline							1.000

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

The correlations between gasoline, crude oil, natural gas and heating oil are relevant because the General Partner endeavors to invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments so that daily changes in percentage terms in UGA’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the gasoline Futures Contracts then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of gasoline.

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

UGA currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for UGA’s trading in Gasoline Interests. The balance of the net assets is held in UGA’s account at its custodian bank. Interest earned on UGA’s interest-bearing funds is paid to UGA. During the year ended December 31, 2009, UGA’s expenses exceeded the interest income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses have exceeded interest income, UGA’s NAV will be negatively impacted.

UGA’s investment in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in futures contracts. During the year ended December 31, 2009, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

Prior to the initial offering of UGA, all payments with respect to UGA’s expenses were paid by the General Partner.  UGA does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay UGA’s current or future expenses. Since the initial offering of units, UGA has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian and registration expenses relating to the initial offering of units. If the General Partner and UGA are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UGA will terminate and investors may lose all or part of their investment.

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

UGA’s exposure to market risk depends on a number of factors, including the markets for gasoline, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Gasoline-Related Investments markets and the relationships among the contracts held by UGA. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

UBS Securities, UGA’s commodity broker, or any other broker that may be retained by UGA in the future, when acting as UGA’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle UGA’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UGA’s assets related to foreign Futures Contracts trading.

If, in the future, UGA purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of over-the-counter contracts.

As of December 31, 2009, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $63,237,601. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2009, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of UGA, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of UGA and its units with the SEC, FINRA and the AMEX, respectively. However, since UGA’s initial offering of units, offering costs incurred in connection with registering and listing additional units of UGA are directly borne on an ongoing basis by UGA, and not by the General Partner.

The General Partner pays the fees of the Marketing Agent and the fees of the Custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of UGA’s financial statements and its SEC and CFTC reports. The General Partner and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board. Furthermore, the General Partner on behalf of UGA only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

UGA anticipates that the use of Other Gasoline-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UGA. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UGA’s ability to successfully track the Benchmark Futures Contract.

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

During the year ended December 31, 2009, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the year ended December 31, 2009, UGA was not exposed to counterparty risk.

Item 8.	Financial Statements and Supplementary Data.

United States Gasoline Fund, LP

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	90

Reports of Independent Registered Public Accounting Firm.	91

Statements of Financial Condition at December 31, 2009 and 2008.	93

Schedule of Investments at December 31, 2009 and 2008.	94

Statements of Operations for the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	96

Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	97

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	98

Notes to Financial Statements for the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007.	99

Management’s Annual Report on Internal Control Over Financial Reporting.

UGA’s management assessed the effectiveness of UGA’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, UGA’s management believes that, as of December 31, 2009, its internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States Gasoline Fund, LP

We have audited the internal control over financial reporting of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009, of the Fund and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 16, 2010

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Gasoline Fund, LP

We have audited the accompanying statements of financial condition of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2009 and 2008, including the schedule of investments as of December 31, 2009 and 2008 and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Gasoline Fund, LP as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Fund's internal control over financial reporting.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 16, 2010

United States Gasoline Fund, LP
Statements of Financial Condition
At December 31, 2009 and 2008

	2009	2008
Assets
Cash and cash equivalents	$61,883,040	$11,691,510
Equity in UBS Securities LLC trading accounts:
Cash	1,354,561	7,114,841
Unrealized gain on open commodity futures contracts	5,883,944	1,431,721
Receivable from General Partner	256,355	126,348
Interest receivable	2,868	4,251
Other assets	197,365	-

Total assets	$69,578,133	$20,368,671

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$34,774	$5,902
Professional fees payable	350,250	150,794
Brokerage commission fees payable	2,700	1,400
Other liabilities	4,669	1,156

Total liabilities	392,393	159,252

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	69,185,740	20,209,419
Total Partners' Capital	69,185,740	20,209,419

Total liabilities and partners' capital	$69,578,133	$20,368,671

Limited Partners' units outstanding	1,900,000	1,000,000
Net asset value per unit	$36.41	$20.21
Market value per unit	$36.58	$19.46

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Schedule of Investments
At December 31, 2009

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures contracts, expire February 2010	803	$5,883,944	8.50

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$23,038,038	$23,038,038	33.30
Goldman Sachs Financial Square Funds - Government Fund – Class SL	20,397,483	20,397,483	29.48
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	10,000,309	10,000,309	14.45
Total Cash Equivalents		$53,435,830	77.23

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Schedule of Investments
At December 31, 2008

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures contracts, expire February 2009	453	$1,431,721	7.08

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund – Class SL	$3,031,801	$3,031,801	15.00
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	1,812,771	1,812,771	8.97
Total Cash Equivalents		$4,844,572	23.97

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Operations
For the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007

			Period from
	Year Ended	Year Ended	April 12, 2007 to
	December 31, 2009	December 31, 2008	December 31, 2007
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$28,570,005	$(11,364,767)	$-
Change in unrealized gain on open positions	4,452,223	1,431,721	-
Interest income	94,681	270,986	-
Other income	29,000	10,000	-

Total income (loss)	33,145,909	(9,652,060)	-

Expenses
General Partner management fees (Note 3)	376,611	97,932	-
Professional fees	350,250	150,794	-
Brokerage commission fees	74,584	16,173	-
Other expenses	20,816	7,979	-

Total expenses	822,261	272,878	-

Expense waiver (Note 3)	(256,355)	(126,348)	-

Net expenses	565,906	146,530	-

Net income (loss)	$32,580,003	$(9,798,590)	$-
Net income (loss) per limited partnership unit	$16.20	$(29.79)	$-
Net income (loss) per weighted average limited partnership unit	$15.72	$(23.69)	$-
Weighted average limited partnership units outstanding	2,072,603	413,548	-

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Changes in Partners' Capital
For the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007

	General Partner	Limited Partners	Total

Balances, at Inception	$-	$-	$-
Initial contribution of capital	20	980	1,000

Balances, at December 31, 2007	20	980	1,000
Addition of 1,300,000 partnership units	-	46,114,901	46,114,901
Redemption of 300,000 partnership units	(20)	(16,107,872)	(16,107,892)
Net loss	-	(9,798,590)	(9,798,590)

Balances, at December 31, 2008	-	20,209,419	20,209,419
Addition of 2,900,000 partnership units	-	80,148,752	80,148,752
Redemption of 2,000,000 partnership units	-	(63,752,434)	(63,752,434)
Net income	-	32,580,003	32,580,003

Balances, at December 31, 2009	$-	$69,185,740	$69,185,740

Net Asset Value Per Unit
At April 12, 2007 (inception)	$-
At February 26, 2008 (commencement of operations)	$50.00
At December 31, 2008	$20.21
At December 31, 2009	$36.41

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Cash Flows
For the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007

	Year Ended	Year Ended	Period from April 12, 2007 to
	December 31, 2009	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$32,580,003	$(9,798,590)	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	5,760,280	(7,114,841)	-
Unrealized gain on futures contracts	(4,452,223)	(1,431,721)	-
Increase in receivable from General Partner	(130,007)	(126,348)	-
(Increase) decrease in interest receivable	1,383	(4,251)	-
Increase in other assets	(197,365)	-	-
Increase in management fees payable	28,872	5,902	-
Increase in professional fees payable	199,456	150,794	-
Increase in brokerage commission fees payable	1,300	1,400	-
Increase in other liabilities	3,513	1,156	-
Net cash provided by (used in) operating activities	33,795,212	(18,316,499)	-

Cash Flows from Financing Activities:
Subscription of partnership units	80,148,752	46,114,901	1,000
Redemption of partnership units	(63,752,434)	(16,107,892)	-

Net cash provided by financing activities	16,396,318	30,007,009	1,000

Net Increase in Cash and Cash Equivalents	50,191,530	11,690,510	1,000

Cash and Cash Equivalents, beginning of period	11,691,510	1,000	-
Cash and Cash Equivalents, end of period	$61,883,040	$11,691,510	$1,000

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Notes to Financial Statements
For the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 12, 2007. UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”) for delivery to the New York harbor as measured by the changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of December 31, 2009, UGA held 803 gasoline Futures Contracts traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of UGA. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP, which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively. The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”).

UGA issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay UGA a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of December 31, 2009, UGA had registered a total of 30,000,000 units and had a total of 1,900,000 units outstanding.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2009.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of UGA in accordance with the objectives and policies of UGA. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UGA. For these services, UGA is contractually obligated to pay the General Partner a fee, which is paid monthly, that is equal to 0.60% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007, UGA incurred $1,080, $0 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees and expenses with USOF, USNG, US12OF, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the calendar year 2009 amounted to a total of $433,046 for all funds and UGA’s portion of such fees and expenses was $3,734.  For the calendar year ended December 31, 2008 and the period from April 12, 2007 (inception) to December 31, 2007, these fees and expenses were $282,000 and $286,000, respectively, and UGA’s portion of such fees and expenses was $2,759 and $0, respectively.

Licensing Fees

As discussed in Note 4, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, UGA and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007, UGA incurred $14,846, $5,219 and $0, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are approximately $321,000 for the year ended December 31, 2009.

Other Expenses and Fees and Expense Waivers.

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by the General Partner as outlined in Note 4.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s and US12NG’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s and US12NG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s and US12NG’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

All of the futures contracts currently traded by UGA are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, UGA must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. UGA also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

UGA invests a portion of its cash in money market funds that seek to maintain a stable net asset value. UGA is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2009 and 2008, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $63,237,601 and $18,806,351, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2009 and 2008 and the period from April 12, 2007 (inception) to December 31, 2007. This information has been derived from information presented in the financial statements.

	Year Ended December 31, 2009	Year Ended December 31, 2008		Period from April 12, 2007 to December 31, 2007

Per Unit Operating Performance:

Net asset value, beginning of period	$20.21	$50.00		$-
Total income (loss)	16.47	(29.44)		-
Net expenses	(0.27)	(0.35)		-
Net increase (decrease) in net asset value	16.20	(29.79)		-
Net asset value, end of period	$36.41	$20.21		$-

Total Return	80.16%	(59.58)%		-%

Ratios to Average Net Assets
Total income (loss)	52.81%	(50.09)%		-%
Management fees	0.60%	0.60	%*	-%
Total expenses excluding management fees	0.71%	1.07	%*	-%
Expenses waived	(0.41)%	(0.77)	%*	-%
Net expenses excluding management fees	0.30%	0.30	%*	-%
Net income (loss)	51.90%	(50.85)%		-%
*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2009	2009	2009	2009
Tot Total Income (Loss)	$4,773,146	$23,017,320	$(775,648)	$6,131,091
Total Expenses	103,436	190,960	165,421	362,444
Expense Waivers	(24,899)	(6,934)	(11,370)	(213,152)
Net Expenses	78,537	184,026	154,051	149,292
Net Income (Loss)	$4,694,609	$22,833,294	$(929,699)	$5,981,799
Net Income (Loss) per Unit	$3.95	$8.53	$(0.38)	$4.10

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Total Income (Loss)	$(626,337)	$6,213,819	$(7,086,745)	$(8,152,797)
Total Expenses	12,513	169,233	137,198	(46,066)
Expense Waivers	-	(115,094)	(81,054)	69,800
Net Expenses	12,513	54,139	56,144	23,734
Net Income (Loss)	$(638,850)	$6,159,680	$(7,142,889)	$(8,176,531)
Net Income (Loss) per Unit	$(1.47)	$16.70	$(15.67)	$(29.35)

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

The following tables summarize the valuation of UGA’s securities at December 31, 2009 and 2008 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$53,435,830	$53,435,830	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	5,883,944	5,883,944	-	-

At December 31, 2008	Total	Level I	Level II	Level III

Short-Term Investments	$4,844,572	$4,844,572	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	1,431,721	1,431,721	-	-

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”), which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At December 31, 2009	At December 31, 2008
Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value	Fair Value

Futures -
Commodity Contracts	Assets	$5,883,944	$1,431,721

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2009		For the year ended December 31, 2008
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -	Realized gain
Commodity Contracts	(loss) on closed
	futures contracts	$28,570,005	$-	$(11,364,767)	$-

	Change in unrealized gain (loss) on open futures contracts	$-	$4,452,223	$-	$1,431,721

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board released Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. UGA adopted ASC 815 on January 1, 2009.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, entities will be required to disclose significant transfers into and out of Level 1 and 2 measurements in the fair value hierarchy and the reasons for those transfers. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The General Partner is currently evaluating the impact ASU No. 2010-06 will have on the financial statement disclosures.

NOTE 10 – SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through March 16, 2010, which is the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Management’s Annual Report on Internal Control Over Financial Reporting

UGA is responsible for establishing and maintaining adequate internal control over financial reporting. UGA’s internal control system is designed to provide reasonable assurance to its management and the board of directors of the General Partner regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in UGA’s internal control over financial reporting during UGA’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, UGA’s internal control over financial reporting.

Item 9B.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month UGA publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UGA’s website at www.unitedstatesgasolinefund.com.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of the General Partner. UGA has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber has also acted as a portfolio manager for UGA and the Related Public Funds. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, as Branch Manager of the General Partner since May 15, 2009 and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Currently, Mr. Gerber manages UGA and the Related Public Funds. He will also manage USBO and USCI. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen's compensation insurance, from June 2003 to December 2009.  Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2009, had $219,616,809 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 47 years old.

In concluding that Mr. Gerber should serve as Management Director of the General Partner, the General Partner considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of UGA and the Related Public Funds and will be involved in the management of USBO and USCI. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 45 years old.

In concluding that Mr. Mah should serve as Management Director of the General Partner, the General Partner considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for the General Partner and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of UGA and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 49 years old.

In concluding that Mr. Ngim should serve as Management Director of the General Partner, the General Partner considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of the General Partner, Mr. Nguyen is currently involved in the management of UGA and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 50 years old.

In concluding that Mr. Nguyen should serve as Management Director of the General Partner, the General Partner considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to UGA and are employed by the General Partner.

John P. Love has acted as the Portfolio Operations Manager for UGA since it commenced operations in February 2008 and the Related Public Funds since January 2006 and, effective March 1, 2010, is the Senior Portfolio Manager for UGA and the Related Public Funds.  He is expected to be Senior Portfolio Manager for USBO and USCI. Mr. Love is also employed by the General Partner. He has been listed with the CFTC as a Principal of the General Partner since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of the General Partner from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level 1 Chartered Financial Analyst examination and is currently a Level II candidate in the CFA Program. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 38 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the CFTC as an Associated Person of the General Partner on December 1, 2005, and has been listed as a Principal of the General Partner since January 17, 2006. Mr. Hyland became the Portfolio Manager for UGA, USOF, USNG, US12OF, USHO, USSO and US12NG in February 2008, April 2006, April 2007, December 2007, April 2008, September, 2009 and November, 2009 respectively, and as Chief Investment Officer of the General Partner since January 2008, acts in such capacity on behalf of UGA and the Related Public Funds. He is also expected to become the Portfolio Manager for USBO and USCI. As part of his responsibilities for UGA and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees UGA’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley. Mr. Hyland is 50 years old.

Ray W. Allen acts as a Portfolio Operations Manager for UGA, USHO, USSO and US12NG and is expected to be the Portfolio Operations Manager for USBO.  He was hired by the General Partner in October 2007 and has been employed by the General Partner since January 14, 2008.  He holds a Series 3 license and registered with the CFTC as an Associated Person of the General Partner on March 25, 2008.  He has been listed with the CFTC as a Principal of the General Partner since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for UGA, USHO, USSO and US12NG. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 53 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of UGA, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since December 2005.  Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 52 years old.

In concluding that Mr. Robinson should serve as Independent Director of the General Partner, the General Partner considered his broad experience in the United States government, including his employment at the Securities and Exchange Commission, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of UGA, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 63 years old.

In concluding that Mr. Ellis should serve as Independent Director of the General Partner, the General Partner considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of UGA and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 45 years old.

In concluding that Mr. Fobes should serve as Independent Director of the General Partner, the General Partner considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in UGA. Nicholas Gerber and John Hyland make trading and investment decisions for UGA. John Love and John Hyland execute trades on behalf of UGA. In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Ray Allen are registered with the CFTC as Associated Persons of the General Partner and are NFA Associate Members.

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

Other Committees

Since the individuals who perform work on behalf of UGA are not compensated by UGA, but instead by the General Partner, UGA does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the General Partner, there is no nominating committee of the board of directors that acts on behalf of UGA. The General Partner believes that it is necessary for each member of the Board of Directors to possess many qualities and skills. The General Partner further believes that all directors should possess a considerable amount of business management and educational experience.  There have not been any vacancies on the General Partner’s Board of Directors since the commencement of operations of USOF in April 2006; however, if such a vacancy were to occur, the members of the Board of Directors would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics.  In connection with this, the Board of Directors would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board of Directors does not have a formal policy with respect to diversity; however, the Board of Directors believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of the General Partner has adopted a Corporate Governance Policy that applies to UGA, USOF, US12OF, USNG, USHO, USSO, US12NG, USBO, and USCI. UGA has posted the text of the Corporate Governance Policy on its website at www.unitedstatesgasolinefund.com. Any unitholder of UGA may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

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

Board Leadership Structure and Role in Risk Oversight

The Board of the General Partner is led by a Chairman, Nicholas Gerber, who is also the President and CEO of the General Partner.  The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UGA’s independent auditors and the oversight of UGA’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as the General Partner’s and UGA’s customers, employees, suppliers and the communities impacted by UGA. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’s role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UGA’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of the General Partner because he is the director most familiar with the business of the General Partner, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of UGA and the Related Public Funds.  Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives.  The independent directors of the General Partner are actively involved in the oversight of the General Partner and, because of their varied backgrounds, provide different perspectives in connection with the oversight of the General Partner, UGA and the Related Public Funds. The General Partner’s independent directors bring expertise from outside the General Partner and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board of Directors believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board of Directors, including the independent directors, which is essential to effective governance.

Risk Management

The full Board of Directors is actively involved in overseeing the management and operation of the General Partner, including oversight of the risks that face UGA and the Related Public Funds.  For example, the Board of Directors has adopted an Investment Policy and a Policy for Use of Derivatives.  The policies are intended to ensure that the General Partner take prudent and careful action while entering into and managing investments taken by UGA including Futures Contracts or Other Gasoline-Related Investments such as over-the-counter swap contracts.  Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UGA.  The policies, among other things, limit UGA’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board of Directors.  Existing counterparties are reviewed periodically by the Board of Directors to ensure that they continue to meet the criteria outlined in the policies.  The Board of Directors tasks management with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board of Directors also determines compensation payable to employees of the General Partner, including the portfolio managers of each of UGA and the Related Public Funds.  The compensation of certain employees of the General Partner is, in part, based on the amount of assets under management by UGA and the Related Public Funds.  The Board of Directors feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met.  There are certain risks that may arise as a result of a growth in assets under management.  For example, if position limits are imposed on UGA and the assets under management continue to increase, then UGA may not be able to invest solely in the Benchmark Futures Contract and may have to invest in over-the-counter swap contracts or Other Gasoline-Related Investments as it seeks to track its benchmark.  Other Futures Contracts in which UGA may invest may not track changes in the price of the Benchmark Futures Contract.  Other Gasoline-Related Investments, including over-the-counter swap contracts, may also expose UGA to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts.  UGA and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments.  The Board of Directors, in making compensation decisions, considers whether a compensation arrangement would expose UGA or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of UGA’s investors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the General Partner and persons who are beneficial owners of at least 10% of UGA’s units to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of UGA’s units and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of units of UGA.  To UGA’s knowledge, based upon a review of copies of reports furnished to UGA with respect to the fiscal year ended December 31, 2009 and upon the written representations of the directors and executive officers of the General Partner, all of such persons have filed all required reports. However, Mr. John Hyland did not timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 upon becoming an executive officer of the General Partner in compliance with the applicable reporting deadline. Mr. Hyland has since filed an Initial Statement of Beneficial Ownership of Securities on Form 3.  As of the date of this annual report on Form 10-K, Mr. Hyland does not own any units of UGA.

Item 11.   Executive Compensation.

Compensation to the General Partner and Other Compensation

UGA does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of UGA and other entities controlled by the General Partner. UGA does not reimburse the General Partner for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by the General Partner. UGA pays fees to the General Partner pursuant to the LP Agreement under which it is obligated to pay the General Partner an annualized fee of 0.60% of NAV on all of its average daily net assets. For 2009, UGA paid the General Partner aggregate management fees of $376,611.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2009, by the Directors of the General Partner. UGA’s portion of the aggregate fees paid to the Directors for the calendar year 2009 was $3,734.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III (1)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Mr. Fobes serves as chairman of the audit committee of the General Partner and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director Independence

In February 2010, the Board undertook a review of the independence of the directors of the General Partner and considered whether any director has a material relationship or other arrangement with the General Partner, UGA or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.   Principal Accountant Fees and Services.

The fees for services billed to UGA by its independent auditors for the last two fiscal years are as follows:

	2009		2008
Audit fees	$60,000	*	$25,000
Audit-related fees	-		-
Tax fees	-		-
All other fees	-		-
	$60,000	*	$25,000

* Amount expected to be billed for 2009 services.

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of UGA’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of UGA’s current reports on Form 8-K; (ii) the audit of UGA’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 89.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Certificate of Limited Partnership of the Registrant.

3.2**	Amended and Restated Agreement of Limited Partnership.

3.3***	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.

10.1****	Form of Initial Authorized Purchaser Agreement.

10.2*****	License Agreement.

10.3**	Custodian Agreement.

10.4******	Amendment Agreement to the Custodian Agreement.

10.5**	Administrative Agency Agreement.

10.6******	Amendment Agreement to the Administrative Agency Agreement.

10.7*******	Marketing Agent Agreement.

10.8**	Amendment Agreement to the Marketing Agent Agreement.

14.1******	Code of Ethics.

31.1********	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2********	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1********	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2********	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

99.1**	Customer Agreement for Futures Contracts.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-142206) filed on April 18, 2007.
**	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.

***	Incorporated by reference to United States Oil Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
****	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142206) filed on January 11, 2008.
*****	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.
*******	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162717) filed on October 28, 2009.
********	Filed herewith.

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
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date:  March 16, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 16, 2010
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 16, 2010
Howard Mah

/s/ Andrew Ngim	Management Director	March 16, 2010
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 16, 2010
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 16, 2010
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 16, 2010
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 16, 2010
Malcolm R. Fobes III