Form 10-Q
period 2010-03-31
United States Gasoline Fund, LP
filed 2010-05-10
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$62,971,697	$61,883,040
Equity in UBS Securities LLC trading accounts:
Cash	9,372,352	1,354,561
Unrealized gain (loss) on open commodity futures contracts	(67,884)	5,883,944
Receivable from General Partner	144,624	256,355
Interest receivable	1,387	2,868
Other assets	211,004	197,365

Total assets	$72,633,180	$69,578,133

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$36,270	$34,774
Professional fees payable	170,560	350,250
Brokerage commission fees payable	2,700	2,700
Other liabilities	4,870	4,669

Total liabilities	214,400	392,393

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	72,418,780	69,185,740
Total Partners’ Capital	72,418,780	69,185,740

Total liabilities and partners’ capital	$72,633,180	$69,578,133

Limited Partners’ units outstanding	1,900,000	1,900,000
Net asset value per unit	$38.12	$36.41
Market value per unit	$37.87	$36.58

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2010

		Loss on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts— Long
United States Contracts
NYMEX RBOB Gasoline Futures RB contracts, expire May 2010	748	$(67,884)	(0.09)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$25,040,817	$25,040,817	34.58
Goldman Sachs Financial Square Funds - Government Fund – Class SL	21,399,013	21,399,013	29.55
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	10,000,789	10,000,789	13.81
Total Cash Equivalents		$56,440,619	77.94

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2010 and 2009

	Three months ended March 31, 2010	Three months ended March 31, 2009
Income
Gains (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$9,548,503	$7,734,947
Change in unrealized loss on open positions	(5,951,828)	(2,995,902)
Interest income	3,611	22,101
Other income	2,000	12,000

Total income	3,602,286	4,773,146

Expenses
General Partner management fees (Note 3)	103,745	48,005
Professional fees	170,560	-
Brokerage commission fees	15,712	15,801
Other expenses	7,229	39,630

Total expenses	297,246	103,436

Expense waiver	(144,624)	(24,899)

Net expenses	152,622	78,537

Net income	$3,449,664	$4,694,609
Net income per limited partnership unit	$1.71	$3.95
Net income per weighted average limited partnership unit	$1.78	$3.26
Weighted average limited partnership units outstanding	1,943,333	1,439,889

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$69,185,740	$69,185,740
Addition of 100,000 partnership units	-	3,475,129	3,475,129
Redemption of 100,000 partnership units	-	(3,691,753)	(3,691,753)
Net income	-	3,449,664	3,449,664

Balances, at March 31, 2010	$-	$72,418,780	$72,418,780

Net Asset Value Per Unit
At December 31, 2009	$36.41
At March 31, 2010	$38.12

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2010 and 2009

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net income	$3,449,664	$4,694,609
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account – cash	(8,017,791)	(6,220,846)
Unrealized loss on futures contracts	5,951,828	2,995,902
Decrease in receivable from General Partner	111,731	101,449
Increase in interest receivable and other assets	(12,158)	(8,250)
Increase in General Partner management fees payable	1,496	16,503
Decrease in professional fees payable	(179,690)	(150,794)
Increase in brokerage commission fees payable	-	1,700
Increase in other liabilities	201	38,393
Net cash provided by operating activities	1,305,281	1,468,666

Cash Flows from Financing Activities:
Subscription of partnership units	3,475,129	37,966,100
Redemption of partnership units	(3,691,753)	-

Net cash provided by (used in) financing activities	(216,624)	37,966,100

Net Increase in Cash and Cash Equivalents	1,088,657	39,434,766

Cash and Cash Equivalents, beginning of period	61,883,040	11,691,510
Cash and Cash Equivalents, end of period	$62,971,697	$51,126,276

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007.  UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2010, UGA held 748 Futures Contracts for gasoline traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of UGA. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively.  The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Fund (“USCI”).

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

UGA issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay UGA a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the SEC. On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2010, UGA had registered a total of 30,000,000 units.

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

Creations and Redemptions

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2010.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2010 and 2009, UGA incurred $1,970 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. Effective as of April 1, 2010, UGA is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.  UGA shares these fees and expenses with USOF, USNG, US12OF, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $538,870 for all funds.

Licensing Fees

As discussed in Note 4, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, UGA and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three months ended March 31, 2010 and 2009, UGA incurred $4,024 and $1,995, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA.  These costs were approximately $2,575 for the three months ended March 31, 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by the General Partner as outlined in Note 4.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through June 30, 2010, after which date such payments are no longer necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

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

UGA has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for UGA’s account. The agreement provides that UBS Securities charge UGA commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

UGA invests a portion of its cash in money market funds that seek to maintain a stable net asset value. UGA is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2010 and December 31, 2009, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $72,344,049 and $63,237,601, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

UGA values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of UGA (observable inputs) and (2) UGA’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UGA’s securities at March 31, 2010 using the fair value hierarchy:

At March 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$56,440,619	$56,440,619	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(67,884)	(67,884)	-	-

During the three months ended March 31, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USOF adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At	At
		March 31, 2010	December 31, 2009

Derivatives not	Statement of
Accounted	Financial
for as Hedging	Condition
Instruments	Location	Fair Value	Fair Value

Futures -
Commodity Contracts	Assets	$(67,884)	$5,883,944

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2010		March 31, 2009
	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
for as Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain (loss) on	$9,548,503		$7,734,947
Commodity	closed positions
Contracts

	Change in unrealized		$(5,951,828)		$(2,995,902)
gain (loss) on open
positions

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$36.41	$20.21
Total income	1.79	4.00
Net expenses	(0.08)	(0.05)
Net increase in net asset value	1.71	3.95
Net asset value, end of period	$38.12	$24.16

Total Return	4.70%	19.54%

Ratios to Average Net Assets
Total income	5.14%	14.71%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.12%	0.69%
Expenses waived*	(0.84)%	(0.31)%
Net expenses excluding management fees*	0.28%	0.38%
Net income	4.92%	14.47%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The General Partner is currently evaluating the impact ASU No. 2010-06 will have on UGA’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses.

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

On any valuation day, the Benchmark Futures Contract is the near month futures contract for gasoline traded on the NYMEX, unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

UGA invests in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this quarterly report on Form 10-Q.

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of UGA’s annual report on Form 10-K for the year ended December 31, 2009, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect UGA.

Currently, a number of proposals to alter the regulation of commodity interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”) has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts, including the Benchmark Futures Contract, without the need for any new legislation to be passed. If any of the aforementioned proposals is implemented, UGA’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

The general partner of UGA, United States Commodity Funds LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of UGA (the “LP Agreement”) to manage UGA. The General Partner is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Gasoline futures prices exhibited an uneven upward trend during the three months ended March 31, 2010. The price of the Benchmark Futures Contract started the period at $2.053 per gallon. Prices fell over the next month and hit a low on February 5, 2010 of $1.886 per gallon, and then rose to a peak on March 17, 2010 of $2.310 per gallon. The period ended with the Benchmark Futures Contract at $2.307 per gallon, up approximately 12.39% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). Similarly, UGA’s NAV rose during the period from a starting level of $36.41 per unit to a high of $38.22 per unit on January 8, 2010. UGA’s NAV reached its low for the period on February 5, 2010 at $33.21 per unit. The NAV on March 31, 2010 was $38.12, up approximately 4.70% over the period. The return of approximately 12.39% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in gasoline futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

During the first quarter of 2010, the gasoline futures market exhibited periods of both contango and slight backwardation.  During periods of contango, the price of the near month gasoline futures contract was typically lower than the price of the next month gasoline futures contract, or contracts further away from expiration.  On days when the market was in backwardation, the price of the near month gasoline futures contract was typically higher than the price of the next month gasoline futures contract, or contracts further away from expiration.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns”.

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

Since its initial offering of 30,000,000 units, UGA has not made any subsequent offering of its units. As of March 31, 2010, UGA had issued 3,700,000 units, 1,900,000 of which were outstanding. As of March 31, 2010, there were 26,300,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

As of March 31, 2010, the total unrealized loss on gasoline Futures Contracts owned or held on that day was $67,884 and UGA established cash deposits, including cash investments in money market funds, that were equal to $72,344,049. UGA held 87.04% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.96% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2010 was $38.12.

By comparison, as of March 31, 2009, the total unrealized loss on gasoline Futures Contracts owned or held on that day was $1,564,181 and UGA established cash deposits, including cash investments in money market funds, that were equal to $64,461,963. UGA held 79.31% of its cash assets in overnight deposits and money market funds at its custodian bank, while 20.69% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2009 was $24.16. The increase in the per unit NAV from March 31, 2009 compared to March 31, 2010 was primarily a result of higher prices for gasoline and the related increase in the value of the gasoline Futures Contracts that UGA had invested in between the period ended March 31, 2009 and the period ended March 31, 2010.

Portfolio Expenses. UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements. The management fee that UGA pays to the General Partner is calculated as a percentage of the total net assets of UGA.  UGA pays the General Partner a management fee of 0.60% of its average net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2010, the daily average total net assets of UGA were $70,123,778. The management fee paid by UGA during the period amounted to $103,745, which was calculated at 0.60% of its average net assets and was accrued daily. By comparison, during the three months ended March 31, 2009, the daily average total net assets of UGA were $32,447,609. The management fee paid by UGA during the period amounted to $48,005, which was calculated at 0.60% of its average net assets and was accrued daily.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2010 was $193,501, as compared to $55,431 for the three months ended March 31, 2009. The increase in expenses from the period from the three months ended March 31, 2009 as compared to the three months ended March 31, 2010 was primarily due to UGA’s increased size and activity that resulted from its increased size, including increased estimates for tax reporting, legal, accounting, printing, and other expenses.  These expense estimates may change in subsequent quarters and their actual impact for the three months ended March 31, 2010 is limited to $48,877 by the expense waiver discussed below. UGA incurred $1,970 and $0 in fees and other expenses relating to the registration and offering of additional units during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by the Fund. The total amount of the fee waiver totaled $144,624. The total net expenses of the Fund, including management fees, commissions, and all other expenses, after allowance for the expense waiver, totaled $152,622 for the three months ended March 31, 2010.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2010 are estimated to be a total of $538,870 for all funds. By comparison, for the year ended December 31, 2009, these fees amounted to a total of $433,046 for all funds, and UGA’s portion of such fees was $3,734. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, UGA is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2010, total commissions paid to brokers amounted to $15,712. By comparison, during the three months ended March 31, 2009, total commissions paid to brokers amounted to $15,801. The decrease in the total commissions paid to brokers from the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily a function of the decrease in UGA’s trading activities during the three months ended March 31, 2010.  The increased assets during the three months ended March 31, 2009 required UGA to purchase a greater number of Futures Contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2010 represents approximately 0.09% of total net assets. By comparison, the figure for the three months ended March 31, 2009 represented approximately 0.20% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax reporting requirements are paid by UGA.  These costs are estimated to be $298,295 for the calendar year 2010.

Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended March 31, 2010, UGA earned $3,611 in interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. UGA did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2009, UGA earned $22,101 in interest income on such cash and/or cash equivalents.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.28%. UGA did not purchase Treasuries during the three months ended March 31, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As a result, the amount of interest earned by UGA as a percentage of total net assets was lower during the three months ended March 31, 2010.

Tracking UGA’s Benchmark

UGA seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, UGA seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in its NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, UGA’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended March 31, 2010, the simple average daily change in the Benchmark Futures Contract was 0.282%, while the simple average daily change in the NAV of UGA over the same time period was 0.280%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.003%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended March 31, 2010.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of UGA units to the public on February 26, 2008 to March 31, 2010, the simple average daily change in the Benchmark Futures Contract was -0.013%, while the simple average daily change in the NAV of UGA over the same time period was -0.014%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.655%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three months ended March 31, 2010, the actual total return of UGA as measured by changes in its NAV was 4.70%. This is based on an initial NAV of $36.41 on December 31, 2009 and an ending NAV as of March 31, 2010 of $38.12. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the first quarter of 2010 with an estimated NAV of $38.27, for a total return over the relevant time period of 4.91%. The difference between the actual NAV total return of UGA of 4.70% and the expected total return based on the Benchmark Futures Contract of 4.91% was an error over the time period of -0.21%, which is to say that UGA’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that UGA collects on its cash and cash equivalent holdings. During the three months ended March 31, 2010, UGA received interest income of $3,611, which is equivalent to a weighted average interest rate of 0.02% for such period. In addition, during the three months ended March 31, 2010, UGA also collected $2,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income contributed to UGA’s actual return. However, if the total assets of UGA continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2010, UGA incurred total net expenses of $152,622. Income from interest and Authorized Purchaser collections net of expenses was $(147,011), which is equivalent to a weighted average net interest rate of (0.85)% for the three months ended March 31, 2010.

By comparison, for the three months ended March 31, 2009, the actual total return of UGA as measured by changes in its NAV was 19.54%. This was based on an initial NAV of $20.21 on December 31, 2008 and an ending NAV as of March 31, 2009 of $24.16. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have ended the first quarter of 2009 with an estimated NAV of $24.22, for a total return over the relevant time period of 19.84%. The difference between the actual NAV total return of UGA of 19.54% and the expected total return based on the Benchmark Futures Contract of 19.84% was an error over the time period of -0.30%, which is to say that UGA’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that UGA collected on its cash and cash equivalent holdings. During the three months ended March 31, 2009, UGA received interest income of $22,101, which is equivalent to a weighted average interest rate of 0.28% for such period.  In addition, during the three months ended March 31, 2009, UGA also collected $12,000 from Authorized Purchasers creating or redeeming baskets of units. This income contributed to UGA’s actual return. During the three months ended March 31, 2009, UGA incurred net expenses of $78,537. Income from interest and Authorized Purchaser collections net of expenses was $(44,436), which is equivalent to a weighted average net interest rate of (0.56)% for the three months ended March 31, 2009.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns interest on its cash, cash equivalents and Treasury holdings. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2010. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, UGA earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.19% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.86)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, UGA did not hold any Other Gasoline-Related Investments. However, there can be no assurance that in the future UGA will not invest in such Other Gasoline-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2000-2009) for gasoline. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that gasoline prices, both near month and next month, often display a seasonal pattern in which the price of gasoline tends to rise in the summer months and decline in the winter months. This mirrors the physical demand for gasoline, which typically peaks in the summer.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10 year period between 2000 and 2009. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2009 and held to March 31, 2010 increased based upon the changes in the NAV for UGA units on those days, by 4.70%, while the spot price of gasoline for immediate delivery during the same period increased by 12.39% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2008 and held to March 31, 2009 increased, based upon the changes in the NAV for UGA units on those days, by 19.54%, while the spot price of gasoline for immediate delivery during the same period increased by 19.83% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2010, the price of unleaded gasoline in the United States was impacted by several factors. The price of the Benchmark Futures Contract began the quarter at  $2.053 per gallon. It rose  over the course of the quarter and hit a peak on March 17th, 2010 of $2.310 per gallon. The quarter ended with the Benchmark Futures Contract at $2.307 per gallon, up approximately 12.39% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the three months ended March 31, 2010, the price of crude oil, the raw material from which gasoline is refined, rose by approximately 5.54% from approximately $79.36 per barrel to approximately $83.76 per barrel. The price of crude oil was influenced by several factors.  On the consumption side, demand improved inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices did finish the first quarter of 2010 approximately 5.54% higher than at the beginning of the year, as investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil. Finally, unleaded gasoline had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.023	0.135

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.237	-0.127	-0.078	0.128	-0.214

Global Equities (FTSE World Index)			1.000	0.246	0.165	0.084	0.196

Crude Oil				1.000	0.783	0.334	0.724

Heating Oil					1.000	0.466	0.613

Natural Gas						1.000	0.257

Unleaded Gasoline							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2010, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil. During this period, it also had a mildly negative correlation with the movements of natural gas.  The correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, exhibited mild correlation over the one-year period ended December 31, 2009. Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.086	0.952	0.243	0.204	-0.146	0.317

U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)		1.000	-0.229	-0.273	-0.321	-0.088	-0.316

Global Equities (FTSE World Index)			1.000	0.372	0.329	-0.056	0.425

Crude Oil				1.000	0.937	0.098	0.848

Heating Oil					1.000	0.152	0.856

Natural Gas						1.000	-0.267

Unleaded Gasoline							1.000

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

The correlations between gasoline, crude oil, natural gas and heating oil are relevant because the General Partner endeavors to invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments so that daily changes in percentage terms in UGA’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the gasoline Futures Contracts, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of gasoline.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing UGA’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UGA for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UGA estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UGA currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for UGA’s trading in Gasoline Interests. The balance of the net assets is held in UGA’s account at its custodian bank. Interest earned on UGA’s interest-bearing funds is paid to UGA. During the three months ended March 31, 2010, UGA’s expenses exceeded the interest income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses have exceeded interest income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in futures contracts. During the three months ended March 31, 2010, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

Credit Risk

When UGA enters into Futures Contracts and Other Gasoline-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UGA in such circumstances.

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

If, in the future, UGA purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2010, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $72,344,049. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2010, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UGA requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. UGA has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

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

The General Partner pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC and CFTC reports.  The General Partner and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

On March 31, 2010, UGA’s portfolio consisted of 748 RBOB Gasoline Futures RB Contracts traded on NYMEX. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, UGA may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. UGA also may require that the counterparty be highly rated and/or provide collateral or other credit support to address UGA’s exposure to the counterparty. In addition, it is also possible for UGA and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, UGA would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be UGA’s counterparty. UGA would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors (the “Board”). Furthermore, the General Partner on behalf of UGA only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the three months ended March 31, 2010, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the three months ended March 31, 2010, UGA was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.

*	Filed herewith.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

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

Date: May 10, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2010