Form 10-Q
period 2010-06-30
United States Gasoline Fund, LP
filed 2010-08-09
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$66,684,909	$61,883,040
Equity in UBS Securities LLC trading accounts:
Cash	13,963,801	1,354,561
Unrealized gain (loss) on open commodity futures contracts	(2,937,060)	5,883,944
Receivable from General Partner (Note 3)	201,463	256,355
Dividend receivable	3,063	2,868
Other assets	249,832	197,365

Total assets	$78,166,008	$69,578,133

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$39,776	$34,774
Professional fees payable	259,910	350,250
Brokerage commission fees payable	3,100	2,700
Other liabilities	5,550	4,669

Total liabilities	308,336	392,393

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	77,857,672	69,185,740
Total Partners’ Capital	77,857,672	69,185,740

Total liabilities and partners’ capital	$78,166,008	$69,578,133

Limited Partners’ units outstanding	2,300,000	1,900,000
Net asset value per unit	$33.85	$36.41
Market value per unit	$33.73	$36.58

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2010

		Loss on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts— Long
United States Contracts
NYMEX RBOB Gasoline Futures RB contracts, expire August 2010	900	$(2,937,060)	(3.77)

	Principal Amount	Market Value
Cash Equivalents

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$45,045,533	$45,045,533	57.85
Goldman Sachs Financial Square Funds - Government Fund - Class SL	6,400,340	6,400,340	8.22
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	10,001,906	10,001,906	12.85
Total Cash Equivalents		$61,447,779	78.92

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2010 and 2009

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Income
Gains (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(8,276,155)	$28,094,329	$1,272,348	$35,829,276
Change in unrealized loss on open positions	(2,869,176)	(5,125,125)	(8,821,004)	(8,121,027)
Dividend income	8,835	39,151	12,144	60,069
Interest income	834	1,965	1,136	3,148
Other income	6,000	7,000	8,000	19,000

Total income (loss)	(11,129,662)	23,017,320	(7,527,376)	27,790,466

Expenses
General Partner management fees (Note 3)	130,042	122,534	233,787	170,539
Professional fees	89,350	37,310	259,910	74,210
Brokerage commission fees	21,796	24,538	37,508	40,339
Other expenses	20,610	6,578	27,839	9,308

Total expenses	261,798	190,960	559,044	294,396

Expense waiver (Note 3)	(56,839)	(6,934)	(201,463)	(31,833)

Net expenses	204,959	184,026	357,581	262,563

Net income (loss)	$(11,334,621)	$22,833,294	$(7,884,957)	$27,527,903
Net income (loss) per limited partnership unit	$(4.27)	$8.60	$(2.56)	$12.48
Net income (loss) per weighted average limited partnership unit	$(4.63)	$8.08	$(3.59)	$12.95
Weighted average limited partnership units outstanding	2,446,154	2,825,275	2,196,133	2,126,519

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$69,185,740	$69,185,740
Addition of 1,000,000 partnership units	-	37,299,469	37,299,469
Redemption of 600,000 partnership units	-	(20,742,580)	(20,742,580)
Net loss	-	(7,884,957)	(7,884,957)

Balances, at June 30, 2010	$-	$77,857,672	$77,857,672

Net Asset Value Per Unit
At December 31, 2009	$36.41
At June 30, 2010	$33.85

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2010 and 2009

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(7,884,957)	$27,527,903
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account – cash	(12,609,240)	(21,191,337)
Unrealized loss on futures contracts	8,821,004	8,121,027
Decrease in receivable from General Partner	54,892	94,515
Increase in dividend receivable	(195)	(1,079)
Increase in other assets	(52,467)	(8,963)
Increase in General Partner management fees payable	5,002	42,531
Increase (decrease) in professional fees payable	(90,340)	74,210
Increase in brokerage commission fees payable	400	2,400
Increase (decrease) in other liabilities	881	(145,791)
Net cash provided by (used in) operating activities	(11,755,020)	14,515,416

Cash Flows from Financing Activities:
Subscription of partnership units	37,299,469	61,873,840
Redemption of partnership units	(20,742,580)	(18,073,299)

Net cash provided by financing activities	16,556,889	43,800,541

Net Increase in Cash and Cash Equivalents	4,801,869	58,315,957

Cash and Cash Equivalents, beginning of period	61,883,040	11,691,510
Cash and Cash Equivalents, end of period	$66,684,909	$70,007,467

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007.  UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of June 30, 2010, UGA held 900 Futures Contracts for gasoline traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of UGA. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner has also filed a registration statement to register units of the United States Commodity Index Fund (“USCI”).

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the SEC. On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000. UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2010, UGA had registered a total of 80,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. UGA earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, UGA earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UGA is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  Generally, UGA is no longer subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets.  However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2010.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by UGA. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires UGA’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2010 and 2009, UGA incurred $6,516 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, UGA is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  UGA shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, USHO, USSO, US12NG and USBO based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, UGA and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2010 and 2009, UGA incurred $9,190 and $6,896, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA.  These costs are estimated to be $255,302 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by the General Partner as outlined in Note 4.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through September 30, 2010, after which date such payments are no longer necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

UGA is party to a marketing agent agreement, dated as of February 15, 2008, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on UGA’s assets up to $3 billion; and 0.04% on UGA’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

UGA is also party to a custodian agreement, dated January 16, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of UGA. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, UGA is party to an administrative agency agreement, dated February 7, 2008, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for UGA. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

UGA has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for UGA’s account. In accordance with the agreement, UBS Securities charges UGA commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

On May 30, 2007, UGA and the NYMEX entered into a licensing agreement whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the affiliated funds managed by the General Partner, other than USBO, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

UGA’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of UGA’s assets posted with that futures commission merchant; however, the vast majority of UGA’s assets are held in U.S. Treasuries, cash and/or cash equivalents with UGA’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of UGA’s custodian could result in a substantial loss of UGA’s assets.

The General Partner invests a portion of UGA’s cash in money market funds that seek to maintain a stable net asset value. UGA is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2010 and December 31, 2009, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $80,648,710 and $63,237,601, respectively. This amount is subject to loss should these institutions cease operations.

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

The following table summarizes the valuation of UGA’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$53,435,830	$53,435,830	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	5,883,944	5,883,944	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at June 30, 2010 using the fair value hierarchy:

At June 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$61,447,779	$61,447,779	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(2,937,060)	(2,937,060)	-	-

During the six months ended June 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Statement of	Fair Value	Fair Value
Accounted	Financial	At	At
for as Hedging	Condition	June 30,	December 31,
Instruments	Location	2010	2009

Futures -
Commodity Contracts	Assets	$(2,937,060)	$5,883,944

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2010		June 30, 2009
	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
for as Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,272,348		$35,829,276

	Change in unrealized gain (loss) on open positions		$(8,821,004)		$(8,121,027)

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$36.41	$20.21
Total income (loss)	(2.40)	12.62
Net expenses	(0.16)	(0.14)
Net increase (decrease) in net asset value	(2.56)	12.48
Net asset value, end of period	$33.85	$32.69

Total Return	(7.03)%	61.75%

Ratios to Average Net Assets
Total income (loss)	(9.58)%	48.49%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.83%	0.43%
Expenses waived*	(0.51)%	(0.11)%
Net expenses excluding management fees*	0.32%	0.32%
Net income (loss)	(10.03)%	48.03%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on UGA’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. UGA’s general partner believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of gasoline. It is not the intent of UGA to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Gasoline-Related Investments.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for gasoline traded on the NYMEX unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact UGA’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on UGA or its counterparties may impact UGA’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of UGA’s investments and doing business, which could adversely affect UGA’s investors.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late April and a downward trend from May to late June 2010. The price of the Benchmark Futures Contract started the period at $2.053 per gallon. It hit a peak on May 3, 2010 with a price of $2.435. The low of the period was on February 5, 2010 when prices dropped to $1.886 per gallon. The period ended with the Benchmark Gasoline Futures Contract at $2.060 per gallon, up approximately 0.37% over the period.  UGA’s NAV had a starting level of $36.41 per unit and reached its high for the period on May 3, 2010 at $39.90 per unit. UGA’s NAV reached its low for the period on May 25, 2010 at $31.45 per unit. UGA’s NAV on June 30, 2010 was $33.85, down approximately 7.03% over the period. The Benchmark Futures Contract prices listed above began with the February 2010 contract and ended with the August 2010 contract.  The return of approximately 0.37% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in gasoline Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing gasoline Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark”.

During the six months ended June 30, 2010, the gasoline futures market exhibited periods of both contango and slight backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration.  On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns.”

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

Since its initial offering of 30,000,000 units, UGA has made one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. As of June 30, 2010, UGA had issued 5,200,000 units, 2,300,000 of which were outstanding. As of June 30, 2010, there were 74,800,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

As of June 30, 2010, the total unrealized loss on gasoline Futures Contracts owned or held on that day was $2,937,060 and UGA established cash deposits, including cash investments in money market funds, that were equal to $80,648,710. UGA held 82.69% of its cash assets in overnight deposits and money market funds at its custodian bank, while 17.31% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2010 was $33.85.

By comparison, as of June 30, 2009, the total unrealized loss on gasoline Futures Contracts owned or held on that day was $6,689,306 and UGA established cash deposits, including cash investments in money market funds, that were equal to $98,313,645. UGA held 71.21% of its cash assets in overnight deposits and money market funds at its custodian bank, while 28.79% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2009 was $32.69. The increase in the per unit NAV from June 30, 2009 compared to June 30, 2010 was primarily a result of higher prices for gasoline and the related increase in the value of the gasoline Futures Contracts that UGA had invested in between the period ended June 30, 2009 and the period ended June 30, 2010.

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

During the six months ended June 30, 2010, the daily average total net assets of UGA were $78,574,726. The management fee paid by UGA during the period amounted to $233,787. By comparison, during the six months ended June 30, 2009, the daily average total net assets of UGA were $57,317,365. The management fee paid by UGA during the period amounted to $170,539.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2010 was $325,257, as compared to $123,857 for the six months ended June 30, 2009. The increase in expenses from the six months ended June 30, 2009 as compared to the six months ended June 30, 2010 was primarily due to UGA’s increased size and activity that resulted from its increased size, including increased estimates for tax reporting, legal, accounting, printing, and other expenses.  UGA incurred $6,516 and $0 in fees and other expenses relating to the registration and offering of additional units during the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by UGA.  The total amount of the fee waiver totaled $201,463. For the six months ended June 30, 2010, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $559,044, and after allowance for the expense waiver, totaled $357,581.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and UGA’s portion of such fees was $3,734. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, UGA is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2010, total commissions paid to brokers amounted to $37,508. By comparison, during the six months ended June 30, 2009, total commissions paid to brokers amounted to $40,339. The decrease in the total commissions paid to brokers from the six months ended June 30, 2009 compared to the six months ended June 30, 2010 was primarily a function of the decrease in UGA’s trading activities including fewer creations and redemptions during the six months ended June 30, 2010. A decrease in creation and redemption activity resulted in fewer trades and a lower total commission amount.  As an annualized percentage of total net assets, the figure for the six months ended June 30, 2010 represents approximately 0.09% of total net assets. By comparison, the figure for the six months ended June 30, 2009 represented approximately 0.14% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA.  These costs are estimated to be $255,302 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through September 30, 2010, after which date such payments are no longer necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2010, UGA earned $13,280 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. UGA did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2009, UGA earned $63,217 in dividend and interest income on such cash and/or cash equivalents.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.22%. UGA did not purchase Treasuries during the six months ended June 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were sharply lower during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As a result, the amount of income earned by UGA as a percentage of total net assets was lower during the six months ended June 30, 2010.

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Portfolio Expenses.  During the three months ended June 30, 2010, the daily average total net assets of UGA were $86,932,807. The management fee paid by UGA during the period amounted to $130,042. By comparison, during the three months ended June 30, 2009, the daily average total net assets of UGA were $81,913,827. The management fee paid by UGA during the period amounted to $122,534.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2010 was $131,756, as compared to $68,426 for the three months ended June 30, 2009. The increase in expenses from the three months ended June 30, 2009 as compared to the three months ended June 30, 2010 was primarily due to UGA’s increased size and activity that resulted from its increased size, including increased estimates for tax reporting, legal, accounting, printing, and other expenses.  UGA incurred $4,546 and $0 in fees and other expenses relating to the registration and offering of additional units during the three months ended June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by UGA.  The total amount of the expense waiver totaled $56,839.  For the three months ended June 30, 2010, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $261,798, and after allowance for the expense waiver, totaled $204,959.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. UGA shares these fees and expenses with USOF, USNG, US12OF, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and UGA’s portion of such fees was $3,734. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, UGA is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended June 30, 2010, total commissions paid to brokers amounted to $21,796. By comparison, during the three months ended June 30, 2009, total commissions paid to brokers amounted to $24,538. The decrease in the total commissions paid to brokers from the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily a function of the decrease in UGA’s trading activities including fewer creations and redemptions during the three months ended June 30, 2010. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2010 represents approximately 0.10% of total net assets. By comparison, the figure for the three months ended June 30, 2009 represented approximately 0.12% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA.  These costs are estimated to be $255,302 for the calendar year 2010. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through September 30, 2010, after which date such payments are no longer necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2010, UGA earned $9,669 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. UGA did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2009, UGA earned $41,116 in dividend and interest income on such cash and/or cash equivalents.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.20%. UGA did not purchase Treasuries during the three months ended June 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were sharply lower during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a result, the amount of income earned by UGA as a percentage of total net assets was lower during the three months ended June 30, 2010.

Tracking UGA’s Benchmark

UGA’s management seeks to manage UGA’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, UGA’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UGA’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, UGA’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended June 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.065%, while the simple average daily change in the NAV of UGA over the same time period was 0.062%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.837%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day valuation period ended June 30, 2010.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of UGA units to the public on February 26, 2008 to June 30, 2010, the simple average daily change in the Benchmark Futures Contract was -0.017%, while the simple average daily change in the NAV of UGA over the same time period was -0.018%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.472%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six months ended June 30, 2010, the actual total return of UGA as measured by changes in its NAV was -7.03%. This is based on an initial NAV of $36.41 on December 31, 2009 and an ending NAV as of June 30, 2010 of $33.85. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have had an estimated NAV of $34.06 as of June 30, 2010, for a total return over the relevant time period of -6.45%. The difference between the actual NAV total return of UGA of -7.03% and the expected total return based on the Benchmark Futures Contract of -6.45% was an error over the time period of -0.58%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that UGA collects on its cash and cash equivalent holdings. During the six months ended June 30, 2010, UGA received dividend and interest income of $13,280, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2010, UGA also collected $8,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual return. However, if the total assets of UGA continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2010, UGA incurred net expenses of $357,581. Income from dividends and interest and Authorized Purchaser collections net of expenses was $336,301, which is equivalent to an annualized weighted average net income rate of (0.86)% for the six months ended June 30, 2010.

By comparison, for the six months ended June 30, 2009, the actual total return of UGA as measured by changes in its NAV was 61.75%. This was based on an initial NAV of $20.21 on December 31, 2008 and an ending NAV as of June 30, 2009 of $32.69. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have had an estimated NAV of $32.84 as of June 30, 2009, for a total return over the relevant time period of 62.49%. The difference between the actual NAV total return of UGA of 61.75% and the expected total return based on the Benchmark Futures Contract of 62.49% was an error over the time period of -0.74%, which is to say that UGA’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that UGA collected on its cash and cash equivalent holdings. During the six months ended June 30, 2009, UGA received dividend and interest income of $63,217, which is equivalent to a weighted average income rate of 0.22% for such period.  In addition, during the six months ended June 30, 2009, UGA also collected $19,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual return. During the six months ended June 30, 2009, UGA incurred net expenses of $262,563. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(180,346), which is equivalent to an annualized weighted average net income rate of (0.63)% for the six months ended June 30, 2009.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash and cash equivalents. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, UGA earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.88)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, UGA did not hold any Other Gasoline-Related Investments.  If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments, which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of gasoline in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing gasoline prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $2.00 investment would tend to rise faster than the spot price of gasoline, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of gasoline to have risen to $2.50 after some period of time, while the value of the investment in the futures contract would have risen to $2.60, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of gasoline could have fallen to $1.50 while the value of an investment in the futures contract could have fallen to only $1.60. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing gasoline prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $2.00 investment would tend to rise slower than the spot price of gasoline, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of gasoline to have risen to $2.50 after some period of time, while the value of the investment in the futures contract will have risen to only $2.40, assuming contango is large enough or enough time has elapsed.  Similarly, the spot price of gasoline could have fallen to $1.50 while the value of an investment in the futures contract could have fallen to $1.40. Over time, if contango remained constant, the difference would continue to increase.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2009 and held to June 30, 2010 decreased based upon the changes in the NAV for UGA units on those days, by -7.03%, while the spot price of gasoline for immediate delivery during the same period increased by 0.37% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2008 and held to June 30, 2009 increased, based upon the changes in the NAV for UGA units on those days, by 61.75%, while the spot price of gasoline for immediate delivery during the same period increased by 88.18% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2010, the price of unleaded gasoline in the United States was impacted by several factors. The price of the Benchmark Futures Contract began 2010 at $2.053 per gallon. It rose over the course of this time period and hit a peak on May 3, 2010 of $2.435 per gallon. The second quarter ended with the Benchmark Futures Contract at $2.060 per gallon, up approximately 0.37% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the six months ended June 30, 2010, the price of crude oil, the raw material from which gasoline is refined, fell by approximately 4.70% from approximately $79.36 per barrel to approximately $75.63 per barrel. The price of crude oil was influenced by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the second quarter of the year.  On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful.  Crude oil prices did finish the second quarter of 2010 approximately 4.70% lower than at the beginning of the year, though as investors looked forward to continued improvements in the global economy.  Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil. Finally, unleaded gasoline had a positive, but weak, correlation with natural gas.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.023	0.135

U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.127	-0.078	0.128	-0.214

Global Equities (FTSE World Index)			1.000	0.246	0.165	0.084	0.196

Crude Oil				1.000	0.783	0.334	0.724

Heating Oil					1.000	0.466	0.613

Natural Gas						1.000	0.257

Unleaded Gasoline							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2010, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil. During this period, it also had a negative correlation with the movements of natural gas. The correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, exhibited mild correlation over this shorter time period. Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.400	0.968	0.495	0.613	-0.125	0.460

U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.411	-0.486	-0.574	-0.015	-0.445

Global Equities (FTSE World Index)			1.000	0.523	0.635	-0.079	0.471

Crude Oil				1.000	0.941	-0.089	0.801

Heating Oil					1.000	-0.075	0.846

Natural Gas						1.000	-0.524

Unleaded Gasoline							1.000

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing UGA’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UGA for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UGA estimates income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UGA has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UGA has met, and it is anticipated that UGA will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UGA’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UGA currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the net assets is held in UGA’s account at its custodian bank. Income received from UGA’s money market funds is paid to UGA. During the six months ended June 30, 2010, UGA’s expenses exceeded income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses have exceeded income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2010, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

UBS Securities LLC, UGA’s commodity broker, or any other broker that may be retained by UGA in the future, when acting as UGA’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle UGA’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UGA’s assets related to foreign Futures Contracts trading.

If, in the future, UGA purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2010, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $80,648,710. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2010, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

The General Partner pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC and CFTC reports.  The General Partner and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least September 30, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UGA’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UGA’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of June 30, 2010, UGA’s portfolio consisted of 900 RBOB Gasoline Futures RB Contracts traded on the NYMEX.  For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, UGA may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. UGA also may require that the counterparty be highly rated and/or provide collateral or other credit support to address UGA’s exposure to the counterparty. In addition, it is also possible for UGA and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, UGA would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be UGA’s counterparty. UGA would still retain any price risk associated with its transaction.

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

During the six months ended June 30, 2010, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six months ended June 30, 2010, UGA was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010, except for the update to the risk factor set forth below to reflect the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact UGA’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on UGA or its counterparties may impact UGA’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of UGA’s investments and doing business, which could adversely affect UGA’s investors.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
10.9**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith.
**         Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2010.

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

Date: August 9, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2010