Form 10-Q
period 2011-03-31
United States Gasoline Fund, LP
filed 2011-05-10
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$134,270,171	$61,356,629
Equity in UBS Securities LLC trading accounts:
Cash	14,538,937	2,568,893
Unrealized gain on open commodity futures contracts	7,418,401	3,265,416
Receivable from General Partner (Note 3)	61,842	266,884
Dividend receivable	2,952	1,556
Other assets	250,209	248,975

Total assets	$156,542,512	$67,708,353

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$70,573	$33,078
Professional fees payable	98,550	374,626
Brokerage commissions payable	3,965	2,185
Other liabilities	6,622	3,880

Total liabilities	179,710	413,769

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	156,362,802	67,294,584
Total Partners' Capital	156,362,802	67,294,584

Total liabilities and partners' capital	$156,542,512	$67,708,353

Limited Partners' units outstanding	3,100,000	1,600,000
Net asset value per unit	$50.44	$42.06
Market value per unit	$50.36	$42.11

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2011

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital

Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB contracts, expiring May 2011	1,198	$7,418,401	4.74

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$29,060,185	$29,060,185	18.59
Goldman Sachs Financial Square Funds - Government Fund - Class SL	6,402,867	6,402,867	4.09
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	93,008,750	93,008,750	59.48
Total Cash Equivalents		$128,471,802	82.16

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$15,642,359	$9,548,503
Change in unrealized gain (loss) on open positions	4,152,985	(5,951,828)
Dividend income	6,264	3,309
Interest income	643	302
Other income	13,000	2,000

Total income	19,815,251	3,602,286

Expenses
General Partner management fees (Note 3)	146,832	103,745
Professional fees	98,550	170,560
Brokerage commissions	20,949	15,712
Other expenses	11,567	7,229

Total expenses	277,898	297,246

Expense waiver (Note 3)	(61,842)	(144,624)

Net expenses	216,056	152,622

Net income	$19,599,195	$3,449,664
Net income per limited partnership unit	$8.38	$1.71
Net income per weighted average limited partnership unit	$9.01	$1.78
Weighted average limited partnership units outstanding	2,174,444	1,943,333

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$-	$67,294,584	$67,294,584
Addition of 1,500,000 partnership units	-	69,469,023	69,469,023
Net income	-	19,599,195	19,599,195

Balances, at March 31, 2011	$-	$156,362,802	$156,362,802

Net Asset Value Per Unit:
At December 31, 2010	$42.06
At March 31, 2011	$50.44

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Net income	$19,599,195	$3,449,664
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash	(11,970,044)	(8,017,791)
Unrealized (gain) loss on futures contracts	(4,152,985)	5,951,828
Decrease in receivable from General Partner	205,042	111,731
Increase in dividend receivable and other assets	(2,630)	(12,158)
Increase in General Partner management fees payable	37,495	1,496
Decrease in professional fees payable	(276,076)	(179,690)
Increase in brokerage commissions payable	1,780	-
Increase in other liabilities	2,742	201
Net cash provided by operating activities	3,444,519	1,305,281

Cash Flows from Financing Activities:
Addition of partnership units	69,469,023	3,475,129
Redemption of partnership units	-	(3,691,753)

Net cash provided by (used in) financing activities	69,469,023	(216,624)

Net Increase in Cash and Cash Equivalents	72,913,542	1,088,657

Cash and Cash Equivalents, beginning of period	61,356,629	61,883,040
Cash and Cash Equivalents, end of period	$134,270,171	$62,971,697

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007.  UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”).  UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”).  The investment objective of UGA is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB” for delivery to the New York harbor), as measured by the changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses.  It is not the intent of UGA to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline.  UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”).  As of March 31, 2011, UGA held 1,198 Futures Contracts for gasoline traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. United States Commodity Funds LLC (“USCF”) is responsible for the management of UGA.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.  USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”.  On that day, UGA established its initial net asset value by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,001,000.  UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline.  As of March 31, 2011, UGA had registered a total of 80,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”).  The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  UGA is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets.  However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at March 31, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the three months ended March 31, 2011 and 2010, UGA incurred $2,250 and $1,970, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Effective as of April 1, 2010, UGA became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI.  UGA shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds, except USCI, based on the relative assets of each fund, computed on a daily basis.  These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, UGA and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three months ended March 31, 2011 and 2010, UGA incurred $5,933 and $4,024, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA.  These costs are estimated to be $400,000 for the year ending December 31, 2011.

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

NOTE 4 - CONTRACTS AND AGREEMENTS

UGA is party to a marketing agent agreement, dated as of February 15, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UGA’s assets up to $3 billion and 0.04% on UGA’s assets in excess of $3 billion.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services.  In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7 to $15 per transaction.

UGA has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for UGA’s account.  In accordance with the agreement, UBS Securities charges UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

Through March 31, 2011, all of the futures contracts held by UGA were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable net asset value.  UGA is exposed to any risk of loss associated with an investment in these money market funds.  As of March 31, 2011 and December 31, 2010, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $148,809,108 and $63,925,522, respectively.  This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2011 (Unaudited)	For the three months ended March 31, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$42.06	$36.41
Total income	8.48	1.79
Net expenses	(0.10)	(0.08)
Net increase in net asset value	8.38	1.71
Net asset value, end of period	$50.44	$38.12

Total Return	19.92%	4.70%

Ratios to Average Net Assets
Total income	19.97%	5.14%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.53%	1.12%
Expenses waived*	(0.25)%	(0.84)%
Net expenses excluding management fees*	0.28%	0.28%
Net income	19.75%	4.92%

*Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of UGA’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$53,466,934	$53,466,934	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	3,265,416	3,265,416	-	-

During the year ended December 31, 2010, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$128,471,802	$128,471,802	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	7,418,401	7,418,401	-	-

During the three months ended March 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010

Futures -
Commodity Contracts	Assets	$7,418,401	$3,265,416

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2011		March 31, 2010
	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
for as Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain on	$15,642,359		$9,548,503
Commodity Contracts	closed positions

	Change in unrealized		$4,152,985		$(5,951,828)
gain (loss) on open
positions

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of USCF for future operations.  This information may involve known and unknown risks, uncertainties and other factors that may cause UGA’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe UGA’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and UGA cannot assure investors that the projections included in these forward-looking statements will come to pass.  UGA’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  The investment objective of UGA is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the changes in the price of the futures contract for unleaded gasoline, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline.

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

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms.  The general partner of UGA, United States Commodity Funds LLC (“USCF”), believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of gasoline.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Gasoline-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact UGA’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect UGA.  In particular, new position limits imposed on UGA or its counterparties may impact UGA’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of UGA’s investments and doing business, which could adversely affect UGA’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC set position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to UGA and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, UGA and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.  The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to UGA and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect.  The effect of the future regulatory change on UGA is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of UGA (the “LP Agreement”) to manage UGA.  USCF is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2011 and exhibited a general uptrend that was especially pronounced from mid-February to the end of the quarter.  The price of the Benchmark Futures Contract started the period at $2.4303 per gallon..  The low of the period was on January 25, 2011 when the price dropped to $2.3706 per gallon.  The period ended with the Benchmark Futures Contract at a peak of $3.1077 per gallon, up approximately 27.87% over the period.  UGA’s NAV began the period at $42.06 per unit and ended the period at $50.44 per unit on March 31, 2011, an increase of approximately 19.92% over the period.  UGA’s NAV reached its high for the period on March 31, 2011 at $50.44 per unit and reached its low for the period on January 25, 2011 at $40.76 per unit.  The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the May 2011 contract.  The return of approximately 27.87% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in gasoline Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing gasoline Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2011, the gasoline futures market was in a state of contango.  During the periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration.  On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, UGA registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010.  Units offered by UGA in the subsequent offering were sold by it for cash at the units’ NAV as described in the applicable prospectus.  As of March 31, 2011, UGA had issued 6,500,000 units, 3,100,000 of which were outstanding.  As of March 31, 2011, there were 73,500,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $7,418,401, and UGA established cash deposits, including cash investments in money market funds, that were equal to $148,809,108.  UGA held 90.23% of its cash assets in overnight deposits and money market funds at its custodian bank, while 9.77% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2011 was $50.44.

By comparison, as of March 31, 2010, the total unrealized loss on Futures Contracts owned or held on that day was $67,884 and UGA established cash deposits, including cash investments in money market funds, that were equal to $72,344,049.  UGA held 87.04% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.96% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2010 was $38.12.  The increase in the per unit NAV for March 31, 2011, as compared to March 31, 2010, was primarily a result of higher prices for gasoline and the related increase in the value of the gasoline Futures Contracts that UGA had invested in between the period ended March 31, 2010 and the period ended March 31, 2011.

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

During the three months ended March 31, 2011, the daily average total net assets of UGA were $99,247,220.  The management fee incurred by UGA during the period amounted to $146,832.  By comparison, during the three months ended March 31, 2010, the daily average total net assets of UGA were $70,123,778.  The management fee paid by UGA during the period amounted to $103,745.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended March 31, 2011 was $69,224, as compared to $48,877 for the three months ended March 31, 2010.  The increase in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to UGA’s decreased estimates for tax reporting, legal, accounting, printing, and other expenses.  UGA incurred $2,250 and $1,970 in fees and other expenses relating to the registration and offering of additional units during the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by UGA.  The total amount of the expense waiver was $61,842 for the three months ended March 31, 2011 and $144,624 for the three months ended 2010.  For the three months ended March 31, 2011 and 2010, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $277,898 and $297,246, and after allowance for the expense waiver, totaled $216,056 and $152,622, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Affiliated funds of UGA include  the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI.  UGA shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds.  By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, and UGA’s portion of such fees and expenses was $15,803.  Effective as of April 1, 2010, UGA became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the three months ended March 31, 2011, total commissions paid to brokers amounted to $20,949.  By comparison, during the three months ended March 31, 2010, total commissions paid to brokers amounted to $15,712.  The increase in the total commissions paid to brokers for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a function of the increase in UGA’s size and increase in UGA’s trading activities including more creations and redemptions during the three months ended March 31, 2011.  The increase in creation activity resulted in more trades and a higher total commission amount.  As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.08% of total net assets.  By comparison, the figure for the three months ended March 31, 2010 represented approximately 0.09% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA.  These costs are estimated to be $400,000 for the year ending December 31, 2011.  USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income.  UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended March 31, 2011, UGA earned $6,907 in dividend and interest income on such cash and/or cash equivalents.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  UGA did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended March 31, 2010, UGA earned $3,611 in dividend and interest income on such cash and/or cash equivalents.  Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  UGA did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  As a result, the amount of income earned by UGA as a percentage of total net assets was higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Tracking UGA’s Benchmark

USCF seeks to manage UGA’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis.  Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UGA’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract.  As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the Benchmark Futures Contract was 0.502%, while the simple average daily change in the NAV of UGA over the same time period was 0.499%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.412%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2011.  The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of UGA units to the public on February 26, 2008 to March 31, 2011, the simple average daily change in the Benchmark Futures Contract was 0.042%, while the simple average daily change in the NAV of UGA over the same time period was 0.040%.  The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.532%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of UGA as measured by changes in its NAV was 19.92%.  This is based on an initial NAV of $42.06 on December 31, 2010 and an ending NAV as of March 31, 2011 of $50.44.  During this time period, UGA made no distributions to its unitholders.  However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have had an estimated NAV of $50.55 as of March 31, 2011, for a total return over the relevant time period of 20.18%.  The difference between the actual NAV total return of UGA of 19.92% and the expected total return based on the Benchmark Futures Contract of 20.18% was an error over the time period of -0.26%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings.  During the three months ended March 31, 2011, UGA received dividend and interest income of $6,907, which is equivalent to a weighted average income rate of 0.03% for such period.  In addition, during the three months ended March 31, 2011, UGA also collected $13,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to UGA’s actual return.  However, if the total assets of UGA continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the three months ended March 31, 2011, UGA incurred net expenses of $216,056.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(196,149), which is equivalent to an annualized weighted average net income rate of (0.80)% for the three months ended March 31, 2011.

By comparison, for the three months ended March 31, 2010, the actual total return of UGA as measured by changes in its NAV was 4.70%.  This was based on an initial NAV of $36.41 on December 31, 2009 and an ending NAV as of March 31, 2010 of $38.12.  During this time period, UGA made no distributions to its unitholders.  However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, UGA would have had an estimated NAV of $38.27 as of March 31, 2010, for a total return over the relevant time period of 4.91%.  The difference between the actual NAV total return of UGA of 4.70% and the expected total return based on the Benchmark Futures Contract of 4.91% was an error over the time period of -0.21%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage.  Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings.  During the three months ended March 31, 2010, UGA received dividend and interest income of $3,611, which is equivalent to a weighted average income rate of 0.02% for such period.  In addition, during the three months ended March 31, 2010, UGA also collected $2,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to UGA’s actual return.  During the three months ended March 31, 2010, UGA incurred net expenses of $152,622.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(147,011), which is equivalent to an annualized weighted average net income rate of (0.85)% for the three months ended March 31, 2010.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade.  In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash and cash equivalents.  UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011.  Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV.  When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2011, UGA earned, on an annualized basis, approximately 0.03% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.08% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.20% for other expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.85)% and affected UGA’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2011, UGA did not hold any Other Gasoline-Related Investments.  If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2001-2010) for gasoline.  When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation.  When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango).  In addition, investors can observe that gasoline prices, both near month and next month, often display a seasonal pattern in which the price of gasoline tends to rise in the summer months and decline in the winter months.  This mirrors the physical demand for gasoline, which typically peaks in the summer.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline.  For example, an investment in UGA units made on December 31, 2010 and held to March 31, 2011 increased based upon the changes in the NAV for UGA units on those days, by 19.92%, while the spot price of gasoline for immediate delivery during the same period increased by 27.87% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).  By comparison, an investment in UGA units made on December 31, 2009 and held to March 31, 2010 increased, based upon the changes in the NAV for UGA units on those days, by 4.70%, while the spot price of gasoline for immediate delivery during the same period increased by 12.39% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2011, the price of unleaded gasoline in the United States was impacted by several factors.  The price of the Benchmark Futures Contract began 2011 at $2.430 per gallon.  It rose over the course of this time period and hit a peak on March 31, 2011 of $3.108 per gallon.  The first quarter ended with the Benchmark Futures Contract at $3.108 per gallon, up approximately 27.87% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

Crude Oil Market. During the three months ended March 31, 2011, crude oil prices were impacted by several factors.  On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2011.  On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Production was also disrupted by political unrest in the Middle East, in particular Libya, which reduced global supply by approximately 1.8 million barrels per day.  Crude oil prices finished the first quarter of 2011 approximately 16.79% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy.  USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

USCF believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as gasoline.  At the same time, there can be other factors that, particularly in the short term, cause the price of gasoline to rise (or fall), more (or less) than the price of crude oil.  For example, higher gasoline prices cause American consumers to reduce their gasoline consumption, particularly during the high demand period of the summer driving season and gasoline prices are impacted by the availability of refining capacity.  Furthermore, a slowdown or recession in the U.S. economy may have a greater impact on U.S. gasoline prices than on global crude oil prices.  As a result, it is possible that changes in gasoline prices may not match the changes in crude oil prices.

Unleaded Gasoline Price Movements in Comparison to Other Energy Commodities and Investment Categories.  USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class.  Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicating that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil.  Finally, unleaded gasoline had a positive, but weak, correlation with natural gas.

Correlation Matrix March 31, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.336	0.968	0.214	0.186	0.059	0.175
U.S .Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.168	-0.126	0.096	-0.242
Global Equities (FTSE World Index)			1.000	0.308	0.270	0.109	0.235
Crude Oil				1.000	0.846	0.399	0.756
Heating Oil					1.000	0.484	0.721
Natural Gas						1.000	0.309
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  Over the one-year period ended March 31, 2011, unleaded gasoline continued to have a strong positive correlation with crude oil and heating oil.  During this period, it also had no correlation with the movements of natural gas.  The correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2011, had a positive correlation over this shorter time period.  Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.774	0.795	0.090	0.657
U.S. Gov't. Bonds (EFFAS US Gov’t. Bond Index)		1.000	-0.621	-0.689	-0.654	-0.275	-0.721
Global Equities (FTSE World Index)			1.000	0.771	0.781	0.044	0.621
Crude Oil				1.000	0.883	0.248	0.957
Heating Oil					1.000	-0.063	0.829
Natural Gas						1.000	0.217
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between gasoline and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results.  The results pictured above would have been different if a different range of dates had been selected.  USCF believes that gasoline has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that gasoline could have long-term correlation results that indicate prices of gasoline more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of gasoline to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

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

USCF has evaluated the nature and types of estimates that it makes in preparing UGA’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by UGA for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, UGA estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents.  UGA has allocated substantially all of its net assets to trading in Gasoline Interests.  UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments.  A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests.  The balance of the net assets is held in UGA’s account at its custodian bank.  Income received from UGA’s money market funds is paid to UGA.  During the three months ended March 31, 2011, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.  To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts.  During the three months ended March 31, 2011, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

Prior to the initial offering of UGA, all payments with respect to UGA’s expenses were paid by USCF.  UGA does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay UGA’s current or future expenses.  Since the initial offering of units, UGA has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UGA’s Marketing agent, Administrator and Custodian and registration expenses relating to the initial offering of units.  If USCF and UGA are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UGA will terminate and investors may lose all or part of their investment.

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

If, in the future, UGA purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, UGA had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $148,809,108.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, UGA has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA.  While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of UGA, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of UGA and its units with the SEC, FINRA and the AMEX, respectively.  However, since UGA’s initial offering of units, offering costs incurred in connection with registering and listing additional units of UGA are directly borne on an ongoing basis by UGA, and not by USCF.

USCF pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC and CFTC reports.  USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, UGA pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of UGA’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation.  Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  UGA also pays a portion of the fees and expenses of the independent directors of USCF.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UGA’s NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UGA’s existence.  Either party may terminate these agreements earlier for certain reasons described in the agreements. As of March 31, 2011, UGA’s portfolio consisted of 1,198 RBOB Gasoline Futures RB Contracts traded on the NYMEX.  For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, UGA may purchase over-the-counter contracts (“OTC Contracts”).  Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some gasoline-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other gasoline-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these OTC Contracts are cash-settled forwards for the future delivery of gasoline- or petroleum-based fuels that have terms similar to the Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of gasoline, forward gasoline price or gasoline futures price.  In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of futures contracts for a specified period or the price on a specific date, with payments typically made between parties on a net basis.  For example, UGA may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of gasoline, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which UGA may invest.

To reduce the credit risk that arises in connection with such contracts, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”).  Furthermore, USCF on behalf of UGA only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.  UGA will also require that the counterparty be highly rated and /or provide collateral or other credit support.  Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues.  On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to UGA and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, UGA and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator.  Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator.  In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources.  In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction.  As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

UGA may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract.  UGA would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of UGA to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later.  UGA would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of UGA, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in gasoline prices.  UGA would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  UGA would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of UGA or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in gasoline prices.

During the three months ended March 31, 2011, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, UGA was not exposed to counterparty risk.

UGA anticipates that the use of Other Gasoline-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UGA.  However, there can be no assurance of this.  OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UGA’s ability to successfully track the Benchmark Futures Contract.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 14, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

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

Item 6.  Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

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

Date: May 10, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2011