Form 10-Q
period 2011-09-30
United States Gasoline Fund, LP
filed 2011-11-09
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$86,612,466	$61,356,629
Equity in UBS Securities LLC trading accounts:
Cash	22,026,483	2,568,893
Unrealized gain (loss) on open commodity futures contracts	(7,588,199)	3,265,416
Receivable for General Partner (Note 3)	104,053	266,884
Dividend receivable	461	1,556
Other assets	243,765	248,975

Total assets	$101,399,029	$67,708,353

Liabilities and Partners’ Capital
Payable for units redeemed	$13,817,503	$—
General Partner management fees payable (Note 3)	53,342	33,078
Brokerage commissions payable	3,315	2,185
Other liabilities	249,368	378,506

Total liabilities	14,123,528	413,769

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	87,275,501	67,294,584

Total Partners’ Capital	87,275,501	67,294,584

Total liabilities and partners’ capital	$101,399,029	$67,708,353

Limited Partners’ units outstanding	1,900,000	1,600,000

Net asset value per unit	$45.93	$42.06

Market value per unit	$45.94	$42.11

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2011

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB November 2011 contracts, expiring October 2011	819	$(7,588,199)	(8.70)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$13,061,620	$13,061,620	14.96
Goldman Sachs Financial Square Funds - Government Fund - Class SL	6,403,167	6,403,167	7.34
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	43,014,971	43,014,971	49.29

Total Cash Equivalents		$62,479,758	71.59

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$2,779,514	$(5,156,031)	$20,955,980	$(3,883,683)
Change in unrealized gain (loss) on open positions	(10,860,125)	6,453,203	(10,853,615)	(2,367,801)
Dividend income	1,946	10,397	11,729	22,541
Interest income	1,967	418	3,589	1,554
Other income	2,450	5,000	24,450	13,000

Total income (loss)	(8,074,248)	1,312,987	10,142,133	(6,214,389)

Expenses
General Partners management fees (Note 3)	178,606	103,692	558,389	337,479
Brokerage commissions	20,507	17,100	66,376	54,608
Other expenses	55,759	47,954	281,796	335,703

Total expenses	254,872	168,746	906,561	727,790

Expense waiver (Note 3)	(804)	(13,278)	(104,053)	(214,741)

Net expenses	254,068	155,468	802,508	513,049

Net income (loss)	$(8,328,316)	$1,157,519	$9,339,625	$(6,727,438)

Net income (loss) per limited partnership unit	$(4.15)	$0.32	$3.87	$(2.24)

Net income (loss) per weighted average limited partnership unit	$(3.54)	$0.56	$3.69	$(3.12)

Weighted average limited partnership units outstanding	2,354,348	2,071,739	2,529,304	2,154,212

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$—	$67,294,584	$67,294,584
Addition of 1,800,000 partnership units	—	85,421,294	85,421,294
Redemption of 1,500,000 partnership units	—	(74,780,002)	(74,780,002)
Net income	—	9,339,625	9,339,625

Balances, at September 30, 2011	$—	$87,275,501	$87,275,501

Net Asset Value Per Unit:
At December 31, 2010	$42.06

At September 30, 2011	$45.93

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$9,339,625	$(6,727,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(19,457,590)	(6,836,111)
Unrealized loss on futures contracts	10,853,615	2,367,801
Decrease in receivable from General Partner	162,831	41,615
(Increase) decrease in dividend receivable and other assets	6,305	(55,112)
Increase (decrease) in General Partner management fees payable	20,264	(3,265)
Increase in brokerage commissions payable	1,130	400
Decrease in other liabilities	(129,138)	(51,461)

Net cash provided by (used in) operating activities	797,042	(11,263,571)

Cash Flows from Financing Activities:
Addition of partnership units	85,421,294	40,505,135
Redemption of partnership units	(60,962,499)	(38,031,836)

Net cash provided by financing activities	24,458,795	2,473,299

Net Increase (Decrease) in Cash and Cash Equivalents	25,255,837	(8,790,272)

Cash and Cash Equivalents, beginning of period	61,356,629	61,883,040

Cash and Cash Equivalents, end of period	$86,612,466	$53,092,768

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB” for delivery to the New York harbor), as measured by the changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2011, UGA held 819 Futures Contracts for gasoline traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. CPER is expected to list its units on the NYSE Arca in early November 2011. USAG and USMI are not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. USCF has also filed registration statements to register units of the United States Sugar Fund, the United States Natural Gas Double Inverse Fund, the United States Gasoil Fund and the United States Asian Commodities Basket Fund, each a series of the United States Commodity Funds Trust I.

UGA issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 to December 31, 2011, Authorized Purchasers pay UGA a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 units prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial NAV by setting the price at $50.00 per unit and issued 300,000 units in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2011, UGA had registered a total of 80,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Calculation of Net Asset Value

UGA’s NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2011 and 2010, UGA incurred $6,825 and $9,941, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI, USAG, CPER and USMI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. Effective as of April 1, 2010, UGA became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20. 2011. Pursuant to the agreement, up to October 19, 2011, UGA and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, UGA and the affiliated funds managed by USCF other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets. During the nine months ended September 30, 2011 and 2010, UGA incurred $23,375 and $13,367, respectively, under this arrangement. See Note 9 below.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

UGA and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX. See Note 9 below.

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

All of the futures contracts held by UGA were exchange-traded through September 30, 2011. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2011 and December 31, 2010, UGA held cash deposits and investments in money market funds in the amounts of $108,638,949 and $63,925,522, respectively. This amount is subject to loss should UGA’s custodian cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2011 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$42.06	$36.41
Total income (loss)	4.19	(2.00)
Net expenses	(0.32)	(0.24)

Net increase (decrease) in net asset value	3.87	(2.24)

Net asset value, end of period	$45.93	$34.17

Total Return	9.20%	(6.15)%

Ratios to Average Net Assets
Total income (loss)	8.15%	(8.26)%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	0.37%	0.69%

Expenses waived*	(0.11)%	(0.38)%

Net expenses excluding management fees*	0.26%	0.31%

Net income (loss)	7.51%	(8.95)%

*	Annualized

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

The following table summarizes the valuation of UGA’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$53,466,934	$53,466,934	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,265,416	3,265,416	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at September 30, 2011 using the fair value hierarchy:

At September 30, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$62,479,758	$62,479,758	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(7,588,199)	(7,588,199)	—	—

During the nine months ended September 30, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At September 30, 2011	Fair Value At December 31, 2010

Futures - Commodity Contracts	Assets	$(7,588,199)	$3,265,416

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$20,955,980		$(3,883,683)

	Change in unrealized loss on open positions		$(10,853,615)		$(2,367,801)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on UGA’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on UGA’s financial statements.

NOTE 9 - SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows.

As discussed in Note 3 and Note 4 above, on October 20, 2011, UGA and the NYMEX amended the licensing agreement. Pursuant to the agreement, up to October 19, 2011, UGA and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, UGA and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the changes in the price of the futures contract for unleaded gasoline, traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. The general partner of UGA, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below).

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

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of gasoline. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Gasoline-Related Investments.

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

All of the Dodd-Frank Act’s provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, UGA will necessarily operate in a period of regulatory uncertainty until all applicable new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact UGA are discussed below.

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

On October 18, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held across separate Funds or Trust Series.

The position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at the Futures Exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the Futures Exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

Non-spot-month position limits will go into effect by CFTC order after the CFTC has received one year of open interest data on physical commodity cleared and uncleared swaps under the swaps large trader reporting rule. The non-spot month limits will be adjusted biennially based on Referenced Contract open interest. Non-spot-month position limits (i.e., limits applied to positions in all contract months combined or in a single contract month) will be set using the 10/2.5 percent formula: 10 percent of the contract’s first 25,000 of open interest and 2.5 percent thereafter. These limits will be reset biennially based on two years of open interest data.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UGA to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required before final rules are implemented, and therefore, it cannot be determined with certainty, what impact such rules will have on UGA.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to UGA and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to UGA. Final rules with regard to the definition of “swaps” and “security-based swaps” have not yet been proposed.

The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but continues to issue proposed versions of additional rules that it has authority to promulgate.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2011 and exhibited a general uptrend through April 2011, followed by a general downward trend until the end of the quarter that was punctuated by several spikes upward. The price of the Benchmark Futures Contract started the period at $2.4303 per gallon. The low of the period was on January 25, 2011 when the price dropped to $2.3706 per gallon. The high of the period was on April 29, 2011 when the price hit $3.3984 per gallon. The period ended with the Benchmark Futures Contract at $2.5381 per gallon, up approximately 4.44% over the period. UGA’s NAV began the period at $42.06 per unit and ended the period at $45.93 per unit on September 30, 2011, an increase of approximately 9.20% over the period. UGA’s NAV reached its high for the period on April 29, 2011 at $55.71 per unit and reached its low for the period on January 25, 2011 at $40.76 per unit. The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the November 2011 contract. The increase of approximately 4.44% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in gasoline Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing gasoline Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the nine months ended September 30, 2011, the gasoline futures market was in a state of contango during the first quarter and a state of backwardation during the second and third quarters. During the periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Group, in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 units, UGA has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by UGA in the subsequent offering were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of September 30, 2011, UGA had issued 7,100,000 units, 1,900,000 of which were outstanding. As of September 30, 2011, there were 72,900,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

As of September 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $7,588,199, and UGA established cash deposits and investments in money market funds that were equal to $108,638,949. UGA held 79.73% of its cash assets in overnight deposits and money market funds at its custodian bank, while 20.27% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2011 was $45.93.

By comparison, as of September 30, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $3,516,143 and UGA established cash deposits and investments in money market funds that were equal to $61,283,440. UGA held 86.63% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.37% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for September 30, 2011, as compared to September 30, 2010, was the result of UGA’s greater size in the current period as measured by total net assets. The ending per unit NAV on September 30, 2010 was $34.17. The increase in the per unit NAV for September 30, 2011, as compared to September 30, 2010, was primarily a result of the benefit of backwardation on UGA’s portfolio and the higher prices for gasoline and the related increase in the value of the gasoline Futures Contracts that UGA had invested in between the period ended September 30, 2010 and the period ended September 30, 2011.

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

During the nine months ended September 30, 2011, the daily average total net assets of UGA were $124,427,456. The management fee incurred by UGA during the period amounted to $558,389. By comparison, during the nine months ended September 30, 2010, the daily average total net assets of UGA were $75,201,276. The management fee paid by UGA during the period amounted to $337,479.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2011 was $348,172, as compared to $390,311 for the nine months ended September 30, 2010. The decrease in expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, was primarily due to UGA’s decreased estimates for tax reporting, legal, accounting, printing, and other expenses. UGA incurred $6,825 and $9,941 in fees and other expenses relating to the registration and offering of additional units during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $104,053 for the nine months ended September 30, 2011 and $214,741 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $906,561 and $727,790, respectively, and after allowance for the expense waiver, totaled $802,508 and $513,049, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of UGA include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”). UGA shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI, and UGA’s portion of such fees and expenses was $15,803. Effective as of April 1, 2010, UGA became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2011, total commissions paid to brokers amounted to $66,376. By comparison, during the nine months ended September 30, 2010, total commissions paid to brokers amounted to $54,608. The increase in the total commissions paid to brokers for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily a function of the increase in UGA’s size and increase in UGA’s trading activities, including more creations and redemptions, during the nine months ended September 30, 2011. The increase in creation and redemption activity resulted in more trades and a higher total commission amount. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2011 represents approximately 0.07% of total net assets. By comparison, the figure for the nine months ended September 30, 2010 represented approximately 0.10% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2011, UGA earned $15,318 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. UGA did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2010, UGA earned $24,095 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. UGA did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a result, the amount of income earned by UGA as a percentage of total net assets was lower during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Portfolio Expenses. During the three months ended September 30, 2011, the daily average total net assets of UGA were $118,100,424. The management fee incurred by UGA during the period amounted to $178,606. By comparison, during the three months ended September 30, 2010, the daily average total net assets of UGA were $68,564,379. The management fee paid by UGA during the period amounted to $103,692.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2011 was $76,266, as compared to $65,054 for the three months ended September 30, 2010. The increase in expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to UGA’s increased size and variable expenses related to its size. UGA incurred $2,300 and $3,425 in fees and other expenses relating to the registration and offering of additional units during the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $804 for the three months ended September 30, 2011 and $13,278 for the three months ended September 30, 2010. For the three months ended September 30, 2011 and 2010, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $254,872 and $168,746, respectively, and after allowance for the expense waiver, totaled $254,068 and $155,468, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of UGA include USOF, USNG, US12OF, USHO, USSO, US12NG, USBO, USCI, USAG, CPER and USMI. UGA shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI, and UGA’s portion of such fees and expenses was $15,803. Effective as of April 1, 2010, UGA became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended September 30, 2011, total commissions paid to brokers amounted to $20,507. By comparison, during the three months ended September 30, 2010, total commissions paid to brokers amounted to $17,100. The increase in the total commissions paid to brokers for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily a function of the increase in UGA’s size and an increase in UGA’s trading activities including more redemptions during the three months ended September 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2011 represents approximately 0.07% of total net assets. By comparison, the figure for the three months ended September 30, 2010 represented approximately 0.10% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2011, UGA earned $3,913 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. UGA did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2010, UGA earned $10,815 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. UGA did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a result, the amount of income earned by UGA as a percentage of total net assets was lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

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

For the 30 valuation days ended September 30, 2011, the simple average daily change in the Benchmark Futures Contract was -0.115%, while the simple average daily change in the NAV of UGA over the same time period was -0.118%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.697%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2011. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of UGA units to the public on February 26, 2008 to September 30, 2011, the simple average daily change in the Benchmark Futures Contract was 0.030%, while the simple average daily change in the NAV of UGA over the same time period was 0.028%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.532%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2011, the actual total return of UGA as measured by changes in its NAV was 9.20%. This is based on an initial NAV of $42.06 on December 31, 2010 and an ending NAV as of September 30, 2011 of $45.93. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated NAV of $46.23 as of September 30, 2011, for a total return over the relevant time period of 9.91%. The difference between the actual NAV total return of UGA of 9.20% and the expected total return based on the Benchmark Futures Contract of 9.91% was an error over the time period of -0.72%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, UGA received dividend and interest income of $15,318, which is equivalent to a weighted average income rate of 0.01% for such period. In addition, during the nine months ended September 30, 2011, UGA also collected $24,450 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. However, if the total assets of UGA continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2011, UGA incurred net expenses of $802,508. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(762,740), which is equivalent to an annualized weighted average net income rate of (0.82)% for the nine months ended September 30, 2011.

By comparison, for the nine months ended September 30, 2010, the actual total return of UGA as measured by changes in its NAV was -6.15%. This was based on an initial NAV of $36.41 on December 31, 2009 and an ending NAV as of September 30, 2010 of $34.17. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated NAV of $34.39 as of September 30, 2010, for a total return over the relevant time period of -5.54%. The difference between the actual NAV total return of UGA of -6.15% and the expected total return based on the Benchmark Futures Contract of -5.54% was an error over the time period of -0.61%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, UGA received dividend and interest income of $24,095, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the nine months ended September 30, 2010, UGA also collected $13,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the nine months ended September 30, 2010, UGA incurred net expenses of $513,049. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(475,954), which is equivalent to an annualized weighted average net income rate of (0.85)% for the nine months ended September 30, 2010.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of UGA to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash and cash equivalents. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, UGA earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.30% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.84)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of gasoline in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Using the $2 per gallon price above to represent the front month price, the price of the next month contract could be $1.98 per barrel, that is 2% cheaper than the front month contract. Hypothetically, and assuming no other changes to either prevailing gasoline prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $1.98 next month contract would rise as it approaches expiration and becomes the new near month contract with a price of $2. In this example, the value of an investment in the second month contract would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of gasoline to have risen 10% after some period of time, while the value of the investment in the second month futures contract would have risen 12%, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of gasoline could have fallen 10% while the value of an investment in the futures contract could have fallen only 8%. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Using again the $2 per gallon price above to represent the front month price, the price of the next month contract could be $2.02 per barrel, that is 2% more expensive than the front month contract. Hypothetically, and assuming no other changes to either prevailing gasoline prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract with a price of $2. In this example, it would mean that the value of an investment in the second month would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of gasoline to have risen 10% after some period of time, while the value of the investment in the second month futures contract will have risen only 8%, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of gasoline could have fallen 10% while the value of an investment in the second month futures contract could have fallen 12%. Over time, if contango remained constant, the difference would continue to increase.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2010 and held to September 30, 2011 increased based upon the changes in the NAV for UGA units on those days, by 9.20%, while the spot price of gasoline for immediate delivery during the same period increased by 4.44% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2009 and held to September 30, 2010 decreased, based upon the changes in the NAV for UGA units on those days, by -6.15%, while the spot price of gasoline for immediate delivery during the same period increased by -0.38% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2011, the price of unleaded gasoline in the United States was impacted by several factors. The price of the Benchmark Futures Contract began 2011 at $2.430 per gallon. It rose over the course of this time period and hit a peak on April 29, 2011 of $3.3984 per gallon. The third quarter ended with the Benchmark Futures Contract at $2.5381 per gallon, up approximately 4.44% over this time period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

Crude Oil Market. During the nine months ended September 30, 2011, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the third quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of September 30, 2011. Crude oil prices finished the third quarter of 2011 approximately 13.3% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between September 30, 2001 and September 30, 2011, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil. Finally, unleaded gasoline had a positive, but weak, correlation with natural gas.

Correlation Matrix September 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap US Equities (S&P 500)	1.000	-0.342	0.968	0.223	0.190	0.044	0.181
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.311	-0.179	-0.126	0.096	-0.254
Global Equities (FTSE World Index)			1.000	0.319	0.273	0.099	0.240
Crude Oil				1.000	0.844	0.405	0.760
Heating Oil					1.000	0.505	0.723
Natural Gas						1.000	0.306
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended September 30, 2011, unleaded gasoline continued to have a strong positive correlation with heating oil and crude oil. During this period, unleaded gasoline also had a positive, but moderate, correlation with natural gas. The correlation between unleaded gasoline and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended September 30, 2011, had a moderate yet positive correlation over this shorter time period. Finally, the results showed that unleaded gasoline and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended September 30, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended September 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	-0.734	0.986	0.768	0.702	0.543	0.691
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.677	-0.599	-0.477	-0.383	-0.505
Global Equities (FTSE World Index)			1.000	0.762	0.704	0.526	0.690
Crude Oil				1.000	0.871	0.658	0.965
Heating Oil					1.000	0.466	0.854
Natural Gas						1.000	0.631
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the net assets is held in UGA’s account at its custodian bank. Income received from UGA’s money market funds is paid to UGA. During the nine months ended September 30, 2011, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2011, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of September 30, 2011, UGA held cash deposits and investments in money market funds in the amount of $108,638,949. This amount is subject to loss should UGA’s custodian cease operations.

Off Balance Sheet Financing

As of September 30, 2011, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of UGA, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of UGA and its units with the SEC, FINRA and the NYSE Arca (formerly, AMEX), respectively. However, since UGA’s initial offering of units, offering costs incurred in connection with registering and listing additional units of UGA have been directly borne on an ongoing basis by UGA, and not by USCF.

USCF pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UGA’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of September 30, 2011, UGA’s portfolio consisted of 819 RBOB Gasoline Futures RB Contracts traded on the NYMEX. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

Some gasoline-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other gasoline-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of gasoline- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of gasoline, forward gasoline price or gasoline futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, UGA may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of gasoline, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which UGA may invest.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to UGA and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

During the nine months ended September 30, 2011, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, UGA was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 14, 2011, and UGA’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011, except for the update to the risk factor set forth below and the addition of the risk factor set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and UGA does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of UGA’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve UGA’s investment objective.

New Risk Factor:

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact UGA.

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
31.1(2)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(2)	Filed herewith.
(3)

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

Date: November 9, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2011