Form 10-Q
period 2012-03-31
United States Gasoline Fund, LP
filed 2012-05-10
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$145,508,214	$68,137,372
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	21,644,989	4,461,674
Unrealized gain (loss) on open commodity futures contracts	(2,265,278)	4,729,725
Receivable for General Partner (Note 3)	17,456	104,053
Dividend receivable	1,111	692
Interest receivable	102	26
Other assets	245,668	239,474

Total assets	$165,152,262	$77,673,016

Liabilities and Partners’ Capital
Investment payable	$—	$33
General Partner management fees payable (Note 3)	85,647	38,635
Professional fees payable	59,408	239,758
Brokerage commissions payable	3,388	3,315
Other liabilities	9,866	4,177

Total liabilities	158,309	285,918

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	164,993,953	77,387,098

Total Partners’ Capital	164,993,953	77,387,098

Total liabilities and partners’ capital	$165,152,262	$77,673,016

Limited Partners’ units outstanding	2,900,000	1,600,000

Net asset value per unit	$56.89	$48.37

Market value per unit	$57.16	$48.32

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2012 contracts, expiring April 2012	1,188	$(2,265,278)	(1.37)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$6,050,000	$6,049,591	3.67

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	23,062,070	23,062,070	13.98
Goldman Sachs Financial Square Funds - Government Fund - Class SL	41,403,343	41,403,343	25.09
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	23,017,948	23,017,948	13.95

Total Money Market Funds		87,483,361	53.02

Total Cash Equivalents		$93,532,952	56.69

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$22,202,880	$15,642,359
Change in unrealized gain (loss) on open positions	(6,995,003)	4,152,985
Dividend income	2,463	6,264
Interest income	4,523	643
Other income	5,250	13,000

Total income	15,220,113	19,815,251

Expenses
General Partner management fees (Note 3)	172,555	146,832
Professional fees	59,408	98,550
Brokerage commissions	20,097	20,949
Other expenses	11,258	11,567

Total expenses	263,318	277,898

Expense waiver (Note 3)	(17,456)	(61,842)

Net expenses	245,862	216,056

Net income	$14,974,251	$19,599,195

Net income per limited partnership unit	$8.52	$8.38

Net income per weighted average limited partnership unit	$7.10	$9.01

Weighted average limited partnership units outstanding	2,109,341	2,174,444

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$77,387,098	$77,387,098
Addition of 1,450,000 partnership units	—	81,310,937	81,310,937
Redemption of 150,000 partnership units	—	(8,678,333)	(8,678,333)
Net income	—	14,974,251	14,974,251

Balances, at March 31, 2012	$—	$164,993,953	$164,993,953

Net Asset Value Per Unit:
At December 31, 2011	$48.37

At March 31, 2012	$56.89

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income	$14,974,251	$19,599,195
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(17,183,315)	(11,970,044)
Unrealized (gain) loss on futures contracts	6,995,003	(4,152,985)
Decrease in receivable from General Partner	86,597	205,042
Increase in dividend receivable	(419)	(1,396)
Increase in interest receivable	(76)	—
Increase in other assets	(6,194)	(1,234)
Decrease in investment payable	(33)	—
Increase in General Partner management fees payable	47,012	37,495
Decrease in professional fees payable	(180,350)	(276,076)
Increase in brokerage commissions payable	73	1,780
Increase in other liabilities	5,689	2,742

Net cash provided by operating activities	4,738,238	3,444,519

Cash Flows from Financing Activities:
Addition of partnership units	81,310,937	69,469,023
Redemption of partnership units	(8,678,333)	—

Net cash provided by financing activities	72,632,604	69,469,023

Net Increase in Cash and Cash Equivalents	77,370,842	72,913,542

Cash and Cash Equivalents, beginning of period	68,137,372	61,356,629

Cash and Cash Equivalents, end of period	$145,508,214	$134,270,171

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2012, UGA held 1,188 Futures Contracts for gasoline traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

From July 1, 2011 through March 31, 2011 (and continuing at least through May 1, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per unit NAV by setting the price at $50.00 and issued 300,000 units in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2012, UGA had registered a total of 80,000,000 units.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UGA earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, UGA earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UGA is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

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

UGA receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UGA’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UGA in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

UGA’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of UGA in accordance with the objectives and policies of UGA. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UGA. For these services, UGA is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, UGA incurred $2,275 and $2,250, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for UGA and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2012 and 2011, UGA incurred $4,314 and $5,933, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods

NOTE 4 - CONTRACTS AND AGREEMENTS

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

All of the futures contracts held by UGA were exchange-traded through March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

UGA’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of UGA’s assets posted with that futures commission merchant; however, the majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with UGA’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of UGA’s custodian, however, could result in a substantial loss of UGA’s assets.

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per unit NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, UGA held investments in money market funds in the amounts of $87,483,361 and $37,481,350, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, UGA held cash deposits and investments in Treasuries in the amounts of $79,669,842 and $35,117,696, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by UGA are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$48.37	$42.06
Total income	8.64	8.48
Net expenses	(0.12)	(0.10)

Net increase in net asset value	8.52	8.38

Net asset value, end of period	$56.89	$50.44

Total Return	17.61%	19.92%

Ratios to Average Net Assets
Total income	13.16%	19.97%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	0.31%	0.53%

Expenses waived*	(0.06)%	(0.25)%

Net expenses excluding management fees*	0.25%	0.28%

Net income	12.95%	19.75%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

UGA values its investments in accordance with Accounting Standards Codification 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of UGA (observable inputs) and (2) UGA’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UGA’s securities at March 31, 2012 using the fair value hierarchy:

At March 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$93,532,952	$93,532,952	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,265,278)	(2,265,278)	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$43,530,482	$43,530,482	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,729,725	4,729,725	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 - Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011

Futures - Commodity Contracts	Assets	$(2,265,278)	$4,729,725

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$22,202,880		$15,642,359

	Change in unrealized gain (loss) on open positions		$(6,995,003)		$4,152,985

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline, as measured by the daily changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UGA, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below).

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UGA to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on UGA.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that UGA is authorized to engage in that may ultimately impact the ability of UGA to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on UGA by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of a FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. UGA does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as UGA) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on UGA is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of UGA (the “LP Agreement”) to manage UGA. USCF is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2012 and exhibited a general uptrend throughout the quarter. The price of the Benchmark Futures Contract started the period at $2.6574 per gallon. Prices rose sharply over the course of the period and hit a peak on March 26, 2012 of $3.3987 per gallon. The period ended with the Benchmark Futures Contract at $3.3081 per gallon, up approximately 24.49% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per unit NAV rose during the period from a starting level of $48.37 to a high of $58.46 on March 26, 2012. UGA’s per unit NAV reached its low for the period on January 12, 2012 at $49.70. UGA’s per unit NAV on March 31, 2012 was $56.89, up approximately 17.61% over the period. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the May 2012 contract. The return of approximately 24.49% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2012, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

The per unit NAV of UGA’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UGA’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UGA investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, UGA has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by UGA in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of March 31, 2012, UGA had issued 8,650,000 units, 2,900,000 of which were outstanding. As of March 31, 2012, there were 71,350,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $2,265,278 and UGA established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $167,153,203. UGA held 87.05% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.95% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $56.89.

By comparison, as of March 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $7,418,401 and UGA established cash deposits and investments in money market funds that were equal to $148,809,108. UGA held 90.23% of its cash assets in overnight deposits and money market funds at its custodian bank, while 9.77% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits, Treasuries and money market funds for March 31, 2012, as compared to March 31, 2011, was the result of UGA’s greater size in the current period as measured by total net assets. The ending per unit NAV on March 31, 2011 was $50.44. The increase in the per unit NAV for March 31, 2012, as compared to March 31, 2011, was primarily due to the increase in the price of the Benchmark Futures Contract between the three months ended March 31, 2011 and the three months ended March 31, 2011.

Portfolio Expenses. UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UGA pays to USCF is calculated as a percentage of the total net assets of UGA. UGA pays USCF a management fee of 0.60% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of UGA were $115,668,798. The management fee incurred by UGA during the period amounted to $172,555. By comparison, during the three months ended March 31, 2011, the average daily total net assets of UGA were $99,247,220. The management fee paid by UGA during the period amounted to $146,832.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2012 was $90,763, as compared to $131,066 for the three months ended March 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to decreased estimates for tax reporting, auditing and other costs during the three months ended March 31, 2012. For the three months ended March 31, 2012, UGA incurred $2,275 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2011, UGA incurred $2,250 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The registration fees and expenses incurred by UGA for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, were relatively flat. During the three months ended March 31, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $17,456 for the three months ended March 31, 2012 and $61,842 for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $263,318 and $277,898, respectively, and after allowance for the expense waiver, totaled $245,862 and $216,056, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for UGA and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses was $14,746.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $20,097. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $20,949. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a function of a slightly lower number of futures contracts that were held and traded during the three months ended March 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.08% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2012. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, UGA earned $6,986 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. UGA purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, UGA earned $6,907 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. UGA did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Tracking UGA’s Benchmark

USCF seeks to manage UGA’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UGA’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Benchmark Futures Contract was 0.115%, while the simple average daily change in the per unit NAV of UGA over the same time period was 0.111%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.7)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of UGA’s units to the public on February 26, 2008 to March 31, 2012, the simple average daily change in the Benchmark Futures Contract was 0.049%, while the simple average daily change in the per unit NAV of UGA over the same time period was 0.047%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.589)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three months ended March 31, 2012, the actual total return of UGA as measured by changes in its per unit NAV was 17.61%. This is based on an initial per unit NAV of $48.37 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $56.89. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $57.01 as of March 31, 2012, for a total return over the relevant time period of 17.87%. The difference between the actual per unit NAV total return of UGA of 17.61% and the expected total return based on the Benchmark Futures Contract of 17.87% was an error over the time period of (0.26)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, UGA earned dividend and interest income of $6,986, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2012, UGA also collected $5,250 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the three months ended March 31, 2012, UGA incurred net expenses of $245,862. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(233,626), which is equivalent to an annualized weighted average net income rate of (0.81)% for the three months ended March 31, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of UGA as measured by changes in its per unit NAV was 19.92%. This was based on an initial per unit NAV of $42.06 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $50.44. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $50.55 as of March 31, 2011, for a total return over the relevant time period of 20.18%. The difference between the actual per unit NAV total return of UGA of 19.92% and the expected total return based on the Benchmark Futures Contract of 20.18% was an error over the time period of (0.26)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, UGA earned dividend and interest income of $6,907, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, UGA also collected $13,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the three months ended March 31, 2011, UGA incurred net expenses of $216,056. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(196,149), which is equivalent to an annualized weighted average net income rate of (0.80)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per unit NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, UGA earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.83)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2011 and held to March 31, 2012, increased based upon the changes in the NAV for UGA units on those days, by 17.61%, while the spot price of gasoline for immediate delivery during the same period increased by 24.49% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2010 and held to March 31, 2011 increased based upon the changes in the NAV for UGA units on those days, by 19.92%, while the spot price of gasoline for immediate delivery during the same period increased by 27.87% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

Periods of contango or backwardation do not materially impact UGA’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UGA’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Gasoline Market. During the three months ended March 31, 2012, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that a combination of rising crude oil prices, both in the United States and in London, as well as a reduction in gasoline refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced, contributed to strongly rising gasoline prices. The price of the Benchmark Futures Contract began 2012 at $2.6574 per gallon. It rose over the course of the period and hit a peak on March 26, 2012 of $3.3987 per gallon. The period ended with the Benchmark Futures Contract at $3.3081 per gallon, up approximately 24.49% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station)

Crude Oil Market. During the three months ended March 31, 2012, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2012. On the supply side, efforts to adjust production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of March 31, 2012. Crude oil prices in the United States finished the first quarter of 2012 approximately 4.24% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had a strong positive correlation to movements in crude oil and heating oil. Finally, unleaded gasoline had a positive, but weak, correlation with natural gas.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.271	0.225	0.045	0.194
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.197)	(0.140)	0.043	(0.250)
Global Equities (FTSE World Index)			1.000	0.355	0.303	0.100	0.249
Crude Oil				1.000	0.834	0.437	0.736
Heating Oil					1.000	0.539	0.714
Natural Gas						1.0.0	0.334
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended March 31, 2012, unleaded gasoline continued to have a strong positive correlation with heating oil. The correlation between unleaded gasoline and crude oil, large cap U.S. equities and global equities was moderate yet positive over this shorter time period. Natural gas, however, had a weak correlation with unleaded gasoline, as compared to the moderate correlation during the longer time period. Finally, the results showed that unleaded gasoline and U.S. government bonds, which were not strongly correlated, positively or negatively, for the ten-year period ended March 31, 2012, had a negative, but weak, correlation over this more recent time period.

Correlation Matrix 12 Months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.744	0.698	0.217	0.532
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.492)	(0.307)	(0.009)	(0.446)
Global Equities (FTSE World Index)			1.000	0.734	0.755	0.289	0.565
Crude Oil				1.000	0.835	0.548	0.534
Heating Oil					1.000	0.484	0.704
Natural Gas						1.000	0.121
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in Treasuries at the FCM. Income received from UGA’s money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2012, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, UGA was forced to use other assets to pay expenses, which could cause a drop in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2012, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

UBS Securities LLC, UGA’s commodity broker, or any other broker that may be retained by UGA in the future, when acting as UGA’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UGA’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UGA’s assets related to foreign Futures Contracts trading.

If, in the future, UGA purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $167,153,203 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

UGA’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of UGA’s NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, UGA pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UGA’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UGA also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UGA’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UGA’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of March 31, 2012, UGA’s portfolio consisted of 1,188 RBOB Gasoline Futures RB Contracts traded on the NYMEX. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

To reduce the credit risk that arises in connection with such contracts, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, UGA was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 8, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 10, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2012