Form 10-Q
period 2012-06-30
United States Gasoline Fund, LP
filed 2012-08-09
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$68,460,710	$68,137,372
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	11,370,482	4,461,674
Unrealized gain on open commodity futures contracts	185,745	4,729,725
Receivable from General Partner (Note 3)	37,425	104,053
Dividend receivable	1,463	692
Interest receivable	—	26
Other assets	240,859	239,474

Total assets	$80,296,684	$77,673,016

Liabilities and Partners’ Capital
Investment payable	$—	$33
Professional fees payable	118,817	239,758
General Partner management fees payable (Note 3)	38,377	38,635
Brokerage commissions payable	2,348	3,315
Other liabilities	5,834	4,177

Total liabilities	165,376	285,918

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	80,131,308	77,387,098

Total Partners’ Capital	80,131,308	77,387,098

Total liabilities and partners’ capital	$80,296,684	$77,673,016

Limited Partners’ units outstanding	1,650,000	1,600,000

Net asset value per unit	$48.56	$48.37

Market value per unit	$48.45	$48.32

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2012 contracts, expiring July 2012	725	$185,745	0.23

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$6,050,000	$6,048,471	7.55

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	18,062,573	18,062,573	22.54
Goldman Sachs Financial Square Funds - Government Fund – Class SL	16,404,480	16,404,480	20.47
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,020,681	13,020,681	16.25

Total Money Market Funds		47,487,734	59.26

Total Cash Equivalents		$53,536,205	66.81

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(18,707,753)	$2,534,107	$3,495,127	$18,176,466
Change in unrealized gain (loss) on open positions	2,451,023	(4,146,475)	(4,543,980)	6,510
Dividend income	4,724	3,519	7,187	9,783
Interest income	2,173	979	6,696	1,622
Other income	3,500	9,000	8,750	22,000

Total income (loss)	(16,246,333)	(1,598,870)	(1,026,220)	18,216,381

Expenses
General Partner management fees (Note 3)	158,288	232,951	330,843	379,783
Professional fees	59,409	99,645	118,817	198,195
Brokerage commissions	17,288	24,920	37,385	45,869
Other expenses	11,666	16,275	22,924	27,842

Total expenses	246,651	373,791	509,969	651,689

Expense waiver (Note 3)	(19,969)	(41,407)	(37,425)	(103,249)

Net expenses	226,682	332,384	472,544	548,440

Net income (loss)	$(16,473,015)	$(1,931,254)	$(1,498,764)	$17,667,941

Net income (loss) per limited partnership unit	$(8.33)	$(0.36)	$0.19	$8.02

Net income (loss) per weighted average limited partnership unit	$(8.16)	$(0.63)	$(0.73)	$6.75

Weighted average limited partnership units outstanding	2,018,681	3,057,143	2,064,011	2,618,232

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2012

	General Partner	Limited Partners	Total
Balances, at December 31, 2011	$—	$77,387,098	$77,387,098
Addition of 1,450,000 partnership units	—	81,310,937	81,310,937
Redemption of 1,400,000 partnership units	—	(77,067,963)	(77,067,963)
Net loss	—	(1,498,764)	(1,498,764)

Balances, at June 30, 2012	$—	$80,131,308	$80,131,308

Net Asset Value Per Unit:
At December 31, 2011	$48.37

At June 30, 2012	$48.56

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net income (loss)	$(1,498,764)	$17,667,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(6,908,808)	(14,199,032)
Unrealized (gain) loss on futures contracts	4,543,980	(6,510)
Decrease in receivable from General Partner	66,628	163,635
(Increase) decrease in dividend receivable	(771)	600
Decrease in interest receivable	26	—
(Increase) decrease in other assets	(1,385)	1,318
Increase (decrease) in investment payable	(33)	32
Decrease in professional fees payable	(120,941)	(176,431)
Increase (decrease) in General Partner management fees payable	(258)	34,270
Increase (decrease) in brokerage commissions payable	(967)	1,580
Increase in other liabilities	1,657	7,857

Net cash provided by (used in) operating activities	(3,919,636)	3,495,260

Cash Flows from Financing Activities:
Addition of partnership units	81,310,937	85,421,294
Redemption of partnership units	(77,067,963)	(30,159,782)

Net cash provided by financing activities	4,242,974	55,261,512

Net Increase in Cash and Cash Equivalents	323,338	58,756,772

Cash and Cash Equivalents, beginning of period	68,137,372	61,356,629

Cash and Cash Equivalents, end of period	$68,460,710	$120,113,401

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of June 30, 2012, UGA held 725 Futures Contracts for gasoline traded on the NYMEX.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“USGCF”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012, the applicable transaction fee paid by Authorized Purchasers is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per unit NAV by setting the price at $50.00 and issued 300,000 units in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2012, UGA had registered a total of 80,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2012.

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

Calculation of Per Unit Net Asset Value

UGA’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of units outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2012.

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

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2012 and 2011, UGA incurred $4,550 and $4,525, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2012 and 2011, UGA incurred $8,271 and $15,618, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $225,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $37,425 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 — CONTRACTS AND AGREEMENTS

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of UGA’s, USOF’s, USNG’s, US12OF’s, USDHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for UGA’s, USOF’s, USNG’s, US12OF’s, USDHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s, USOF’s, USNG’s, US12OF’s, USDHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

UGA has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for UGA’s account. In accordance with the agreement, UBS Securities charges UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

All of the futures contracts held by UGA were exchange-traded through June 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per unit NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2012 and December 31, 2011, UGA held investments in money market funds in the amounts of $47,487,734 and $37,481,350, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2012 and December 31, 2011, UGA held cash deposits and investments in Treasuries in the amounts of $32,343,458 and $35,117,696, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2012 (Unaudited)	For the six months ended June 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$48.37	$42.06
Total income (loss)	0.42	8.23
Net expenses	(0.23)	(0.21)

Net increase in net asset value	0.19	8.02

Net asset value, end of period	$48.56	$50.08

Total Return	0.39%	19.07%

Ratios to Average Net Assets
Total income (loss)	(0.93)%	14.27%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	0.32%	0.43%

Expenses waived*	(0.06)%	(0.16)%

Net expenses excluding management fees*	0.26%	0.27%

Net income (loss)	1.35%	13.84%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of UGA’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$53,536,205	$53,536,205	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	185,745	185,745	—	—

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$43,530,482	$43,530,482	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,729,725	4,729,725	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$185,745	$4,729,725

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2012		For the six months ended June 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$3,495,127		$18,176,466

	Change in unrealized gain (loss) on open positions		$(4,543,980)		$6,510

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by the NYMEX but does not limit the maximum daily price fluctuation.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX will monitor UGA’s and the Related Public Funds’ exposure and ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX, it could also order UGA and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its gasoline contract as the NYMEX. As of June 30, 2012, UGA held 725 futures contracts for gasoline traded on the NYMEX. As of June 30, 2012, UGA did not hold any Futures Contracts traded on the ICE Futures. For the six months ended June 30, 2012, UGA did not exceed accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2012, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See Introduction – Futures Contracts and Position Limits in this quarterly report on Form 10-Q for information regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Futures Contracts and Position Limits

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for many swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact UGA’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect UGA. In particular, new position limits imposed on UGA or its counterparties may impact UGA’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of UGA’s investments and doing business, which could adversely impact the ability of UGA to achieve its investment objective.

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that UGA is authorized to engage in that may ultimately impact the ability of UGA to meet its investment objective. On May 23, 2011, the CFTC and the SEC published joint proposed rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules will be 60 days after the publication of such final rules in the Federal Register, which has not occurred as of the date of filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On May 23, 2012, the CFTC published final regulations, which are not yet effective, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on UGA by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modified the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012. On July 13, 2012, the CFTC issued an order to, in pertinent part, extend the temporary exemptive relief to December 31, 2012.

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. UGA does not anticipate any impact to its operations in order to meet the requirements of the new rule.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that UGA may be limited as to the counterparties with which it may enter into currency forward contracts. Additionally, UGA may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. UGA’s ability to maintain a certain minimum level of assets to qualify as an eligible contract participant allows UGA to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact UGA’s ability to achieve its investment objective.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2012 and exhibited a general downtrend throughout the quarter. The price of the Benchmark Futures Contract started the period at $2.6574 per gallon. Prices rose sharply over the course of the period and hit a peak on March 26, 2012 of $3.3987 per gallon. The low for the period was on June 21, 2012, when the prices dropped to $2.4520 per gallon. The period ended with the Benchmark Futures Contract at $2.6318 per gallon, down approximately (0.96)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per unit NAV rose during the period from a starting level of $48.37 to a high of $58.46 on March 26, 2012. UGA’s per unit NAV reached its low for the period on June 21, 2012 at $45.25. UGA’s per unit NAV on June 30, 2012 was $48.56, up approximately 0.39% over the period. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the August 2012 contract. The return of approximately (0.96)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2012, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, UGA has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by UGA in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of June 30, 2012, UGA had issued 8,650,000 units, 1,650,000 of which were outstanding. As of June 30, 2012, there were 71,350,000 units registered but not yet issued.

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

As of June 30, 2012, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial DB LLC and Virtu Financial Capital Markets.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

As of June 30, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $185,745 and UGA established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $79,831,192. UGA held 85.76% of its cash assets in overnight deposits and money market funds at its custodian bank, while 14.24% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 was $48.56.

By comparison, as of June 30, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $3,271,926 and UGA established cash deposits and investments in money market funds that were equal to $136,881,326. UGA held 87.75% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.25% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for June 30, 2012, as compared to June 30, 2011, was the result of UGA’s smaller size in the current period as measured by total net assets. The ending per unit NAV on June 30, 2011 was $50.08. The decrease in the per unit NAV for June 30, 2012, as compared to June 30, 2011, was primarily due to the decrease in the price of the Benchmark Futures Contract between the six months ended June 30, 2011 and the six months ended June 30, 2012.

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

During the six months ended June 30, 2012, the average daily total net assets of UGA were $110,886,942. The management fee incurred by UGA during the period amounted to $330,843. By comparison, during the six months ended June 30, 2011, the average daily total net assets of UGA were $127,643,406. The management fee paid by UGA during the period amounted to $379,783.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the six months ended June 30, 2012 was $179,126, as compared to $271,906 for the six months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily due to UGA’s smaller size during the six months ended June 30, 2012 as measured by total net assets. For the six months ended June 30, 2012, UGA incurred $4,550 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2011, UGA incurred $4,525 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The slight increase in registration fees and expenses incurred by UGA for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily due to one extra day in the reporting period during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $37,425 for the six months ended June 30, 2012 and $103,249 for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $509,969 and $651,689, respectively, and after allowance for the expense waiver, totaled $472,544 and $548,440, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for UGA and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses was $14,746.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $37,385. Of this amount, $33,336 was a result of rebalancing costs and $4,049 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $45,869. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the six months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2011 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $225,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $37,425 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2012, UGA earned $13,883 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. UGA purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2011, UGA earned $11,405 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. UGA did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were slightly higher during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. As a result, the amount of income earned by UGA as a percentage of average total net assets was slightly higher during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Portfolio Expenses. During the three months ended June 30, 2012, the average daily total net assets of UGA were $106,105,086. The management fee incurred by UGA during the period amounted to $158,288. By comparison, during the three months ended June 30, 2011, the average daily total net assets of UGA were $155,727,546. The management fee paid by UGA during the period amounted to $232,951.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended June 30, 2012 was $88,363, as compared to $140,840 for the three months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to UGA’s smaller size during the three months ended June 30, 2012 as measured by total net assets. For the three months ended June 30, 2012 and 2011, UGA incurred $2,275 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The registration fees and expenses incurred by UGA for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, were the same. During the three months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $19,969 for the three months ended June 30, 2012 and $41,407 for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $246,651 and $373,791, respectively, and after allowance for the expense waiver, totaled $226,682 and $332,384, respectively.

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

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $17,288. Of this amount, $15,637 was a result of rebalancing costs and $1,651 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2011, total commissions accrued to brokers amounted to $24,920. The decrease in the total commissions accrued to brokers for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the three months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2011 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $225,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2012, USCF waived $19,969 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2012, UGA earned $6,897 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. UGA purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2011, UGA earned $4,498 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. UGA did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were slightly higher during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Tracking UGA’s Benchmark

USCF seeks to manage UGA’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UGA’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30-valuation days ended June 30, 2012, the simple average daily change in the Benchmark Futures Contract was (0.119)%, while the simple average daily change in the per unit NAV of UGA over the same time period was (0.123)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.696)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of UGA’s units to the public on February 26, 2008 to June 30, 2012, the simple average daily change in the Benchmark Futures Contract was 0.032%, while the simple average daily change in the per unit NAV of UGA over the same time period was 0.030%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.727)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2012, the actual total return of UGA as measured by changes in its per unit NAV was 0.39%. This is based on an initial per unit NAV of $48.37 on December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $48.56. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $48.77 as of June 30, 2012, for a total return over the relevant time period of 0.82%. The difference between the actual per unit NAV total return of UGA of 0.39% and the expected total return based on the Benchmark Futures Contract of 0.82% was an error over the time period of (0.43)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the six months ended June 30, 2012, UGA earned dividend and interest income of $13,883, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2012, UGA also collected $8,750 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the six months ended June 30, 2012, UGA incurred net expenses of $472,544. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(449,911), which is equivalent to an annualized weighted average net income rate of (0.82)% for the six months ended June 30, 2012.

By comparison, for the six months ended June 30, 2011, the actual total return of UGA as measured by changes in its per unit NAV was 19.07%. This was based on an initial per unit NAV of $42.06 on December 31, 2010 and an ending per unit NAV as of June 30, 2011 of $50.08. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $50.29 as of June 30, 2011, for a total return over the relevant time period of 19.57%. The difference between the actual per unit NAV total return of UGA of 19.07% and the expected total return based on the Benchmark Futures Contract of 19.57% was an error over the time period of (0.50)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. During the six months ended June 30, 2011, UGA earned dividend and interest income of $11,405, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, UGA also collected $22,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the six months ended June 30, 2011, UGA incurred net expenses of $548,440. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(515,035), which is equivalent to an annualized weighted average net income rate of (0.81)% for the six months ended June 30, 2011.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per unit NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, UGA earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.19% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.83)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

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

As an example, assume that the price of gasoline for immediate delivery (the “spot” price), was $2 per gallon, and the value of a position in the near month futures contract was also $2. Over time, the price of a gallon of gasoline will fluctuate based on a number of market factors, including demand for gasoline relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the gasoline, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between 2002 and 2011. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2011 and held to June 30, 2012, increased based upon the changes in the NAV for UGA units on those days, by 0.39%, while the spot price of gasoline for immediate delivery during the same period decreased by 0.96% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2010 and held to June 30, 2011 increased based upon the changes in the NAV for UGA units on those days, by 19.07%, while the spot price of gasoline for immediate delivery during the same period increased by 22.17% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2012, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that falling crude oil prices, both in the United States and in London, were somewhat offset by a reduction in gasoline refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced, resulting in a net decrease in gasoline prices. The price of the Benchmark Futures Contract began 2012 at $2.6574 per gallon. It rose over the course of the period and hit a peak on March 26, 2012 of $3.3987 per gallon. The period ended with the Benchmark Futures Contract at $2.6318 per gallon, down approximately 0.96% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

Crude Oil Market. During the six months ended June 30, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the second quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. Crude oil prices finished the second quarter of 2012 approximately 14.03% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2002 and June 30, 2012, the chart below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of natural gas, large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had moderate to strong correlation to movements in crude oil and heating oil.

Correlation Matrix June 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.968	0.282	0.234	0.042	0.189
U.S. Gov’t. Bonds (EFFAS
U.S. Gov’t. Bond Index)		1.000	(0.315)	(0.184)	(0.130)	0.074	(0.222)
Global Equities (FTSE World Index)			1.000	0.369	0.314	0.092	0.247
Crude Oil				1.000	0.833	0.391	0.724
Heating Oil					1.000	0.539	0.714
Natural Gas						1.000	0.281
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended June 30, 2012, unleaded gasoline continued to have a moderately strong positive correlation with heating oil, large cap U.S. equities and global equities. The correlation between unleaded gasoline and crude oil was moderate yet positive over this shorter time period. Natural gas, however, had a negative weak correlation with unleaded gasoline, as compared to the positive correlation during the longer time period. Finally, the results showed that unleaded gasoline and U.S. government bonds, which were not strongly correlated, positively or negatively, for the ten-year period ended June 30, 2012, had a negative, moderate correlation over this more recent time period.

Correlation Matrix 12 Months ended June 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.777)	0.980	0.803	0.748	0.142	0.637
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.744)	(0.506)	(0.385)	(0.008)	(0.532)
Global Equities (FTSE World Index)			1.000	0.783	0.790	0.187	0.629
Crude Oil				1.000	0.850	0.160	0.456
Heating Oil					1.000	0.045	0.658
Natural Gas						1.000	(0.441)
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in Treasuries at the FCM. Income received from UGA’s money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2012, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2012, UGA was forced to use other assets to pay expenses, which could cause a drop in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2012, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of June 30, 2012, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $79,831,192 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2012, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of June 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UGA’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UGA’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements. As of June 30, 2012, UGA’s portfolio consisted of 725 RBOB Gasoline Futures RB Contracts traded on the NYMEX. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

To reduce the credit risk that arises in connection with such contracts, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UGA due to the occurrence of a specified event, such as the insolvency of the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of UGA only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UGA will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the six months ended June 30, 2012, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, UGA was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 8, 2012, except for the addition of the risk factor set forth below.

UGA is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UGA has a more complex tax treatment than traditional mutual funds.

UGA is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by UGA on its income. Instead, UGA will furnish unithholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of UGA. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from UGA during the taxable year. A unitholder, therefore, may be allocated income or gain by UGA but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which UGA does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in UGA. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local, and foreign tax returns.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Second Amendment Agreement to the Administrative Agency Agreement.
10.2(1)	Second Amendment Agreement to the Custodian Agreement.
10.3(1)	Second Amendment Agreement to the Marketing Agent Agreement.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: August 9, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2012