Form 10-Q
period 2012-09-30
United States Gasoline Fund, LP
filed 2012-11-09
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$60,947,068	$68,137,372
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	12,014,097	4,461,674
Unrealized gain (loss) on open commodity futures contracts	(260,946)	4,729,725
Receivable from General Partner (Note 3)	75,028	104,053
Dividend receivable	1,080	692
Interest receivable	22	26
Other assets	233,996	239,474

Total assets	$73,010,345	$77,673,016

Liabilities and Partners’ Capital
Investment payable	$—	$33
Payable for units redeemed	5,977,257	—
Professional fees payable	186,219	239,758
General Partner management fees payable (Note 3)	36,018	38,635
Brokerage commissions payable	2,348	3,315
Other liabilities	4,100	4,177

Total liabilities	6,205,942	285,918

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	66,804,403	77,387,098

Total Partners’ Capital	66,804,403	77,387,098

Total liabilities and partners’ capital	$73,010,345	$77,673,016

Limited Partners’ units outstanding	1,100,000	1,600,000

Net asset value per unit	$60.73	$48.37

Market value per unit	$60.52	$48.32

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital

Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB November 2012 contracts, expiring October 2012	545	$(260,946)	(0.39)

	Principal Amount	Market Value

Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$6,050,000	$6,049,850	9.06

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	18,063,062	18,063,062	27.04
Goldman Sachs Financial Square Funds - Government Fund - Class SL	16,405,309	16,405,309	24.56
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,022,714	13,022,714	19.49

Total Money Market Funds		47,491,085	71.09

Total Cash Equivalents		$53,540,935	80.15

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain on closed positions	$18,656,454	$2,779,514	$22,151,581	$20,955,980
Change in unrealized loss on open positions	(446,691)	(10,860,125)	(4,990,671)	(10,853,615)
Dividend income	2,968	1,946	10,155	11,729
Interest income	3,125	1,967	9,821	3,589
Other income	2,100	2,450	10,850	24,450

Total income (loss)	18,217,956	(8,074,248)	17,191,736	10,142,133

Expenses
General Partner management fees (Note 3)	121,989	178,606	452,832	558,389
Professional fees	67,402	41,563	186,219	239,758
Brokerage commissions	14,218	20,507	51,603	66,376
Other expenses	12,363	14,196	35,287	42,038

Total expenses	215,972	254,872	725,941	906,561

Expense waiver (Note 3)	(37,603)	(804)	(75,028)	(104,053)

Net expenses	178,369	254,068	650,913	802,508

Net income (loss)	$18,039,587	$(8,328,316)	$16,540,823	$9,339,625

Net income (loss) per limited partnership unit	$12.17	$(4.15)	$12.36	$3.87

Net income (loss) per weighted average limited partnership unit	$12.50	$(3.54)	$8.91	$3.69

Weighted average limited partnership units outstanding	1,442,935	2,354,348	1,855,474	2,529,304

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2012

	General Partner	Limited Partners	Total
Balances, at December 31, 2011	$—	$77,387,098	$77,387,098
Addition of 1,450,000 partnership units	—	81,310,937	81,310,937
Redemption of 1,950,000 partnership units	—	(108,434,455)	(108,434,455)
Net income	—	16,540,823	16,540,823

Balances, at September 30, 2012	$—	$66,804,403	$66,804,403

Net Asset Value Per Unit:
At December 31, 2011	$48.37

At September 30, 2012	$60.73

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Cash Flows from Operating Activities:
Net income	$16,540,823	$9,339,625
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account — cash and cash equivalents	(7,552,423)	(19,457,590)
Unrealized loss on open futures contracts	4,990,671	10,853,615
Decrease in receivable from General Partner	29,025	162,831
(Increase) decrease in dividend receivable	(388)	1,095
Decrease in interest receivable	4	—
Decrease in other assets	5,478	5,210
Decrease in investment payable	(33)	—
Decrease in professional fees payable	(53,539)	(134,868)
Increase (decrease) in General Partner management fees payable	(2,617)	20,264
Increase (decrease) in brokerage commissions payable	(967)	1,130
Increase (decrease) in other liabilities	(77)	5,730

Net cash provided by operating activities	13,955,957	797,042

Cash Flows from Financing Activities:
Addition of partnership units	81,310,937	85,421,294
Redemption of partnership units	(102,457,198)	(60,962,499)

Net cash provided by (used in) financing activities	(21,146,261)	24,458,795

Net Increase (Decrease) in Cash and Cash Equivalents	(7,190,304)	25,255,837

Cash and Cash Equivalents, beginning of period	68,137,372	61,356,629

Cash and Cash Equivalents, end of period	$60,947,068	$86,612,466

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of February 11, 2008 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2012, UGA held 545 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012, the applicable transaction fee paid by Authorized Purchasers is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Beginning on January 1, 2013 and after, Authorized Purchasers will pay a transaction fee of $1,000 for each order they place to create or redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per unit NAV by setting the price at $50.00 and issued 300,000 units in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2012, UGA had registered a total of 80,000,000 units.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2012.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2012.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2012 and 2011, UGA incurred $9,202 and $6,825, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for UGA and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2012 and 2011, UGA incurred $11,321 and $23,375, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $225,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $75,028 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

UGA has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for UGA’s account. In accordance with the agreement, UBS Securities charges UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $51,603. Of this amount, approximately $46,678 was a result of rebalancing costs and approximately $4,925 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $66,376. Of this amount, approximately $61,539 was a result of rebalancing costs and approximately $4,837 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the nine months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by UGA were exchange-traded through September 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

UGA’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of UGA’s assets posted with that futures commission merchant; however, the majority of UGA’s assets are held in investments in Treasuries, cash and/or cash equivalents with UGA’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of UGA’s custodian, however, could result in a substantial loss of UGA’s assets.

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per unit NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2012 and December 31, 2011, UGA held investments in money market funds in the amounts of $47,491,085 and $37,481,350, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2012 and December 31, 2011, UGA held cash deposits and investments in Treasuries in the amounts of $25,470,080 and $35,117,696, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2012 (Unaudited)	For the nine months ended September 30, 2011 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$48.37	$42.06
Total income (loss)	12.71	4.19
Net expenses	(0.35)	(0.32)

Net increase in net asset value	12.36	3.87

Net asset value, end of period	$60.73	$45.93

Total Return	25.55%	9.20%

Ratios to Average Net Assets
Total income (loss)	17.05%	8.15%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	0.36%	0.37%

Expenses waived*	(0.10)%	(0.11)%

Net expenses excluding management fees*	0.26%	0.26%

Net income (loss)	16.41%	7.51%

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

The following table summarizes the valuation of UGA’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$53,540,935	$53,540,935	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(260,946)	(260,946)	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$43,530,482	$43,530,482	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,729,725	4,729,725	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815—Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(260,946)	$4,729,725

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$22,151,581		$20,955,980

	Change in unrealized loss on open positions		$(4,990,671)		$(10,853,615)

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2012, UGA held 545 futures contracts for gasoline traded on the NYMEX. As of September 30, 2012, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2012, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2012, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

In late 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). These regulations would have required, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would have required aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

The position limit rules were to be implemented in two phases, the first of which was to be effective October 12, 2012. However, on September 28, 2012, the U.S. District Court for the District of Columbia issued a memorandum opinion and order vacating the final regulations. The court issued that ruling in response to a lawsuit filed by two industry organizations challenging certain aspects of the regulations. There is no way of knowing whether the CFTC will ultimately be successful in adopting position limit rules, how those rules might differ from existing position limits imposed by applicable designated contracts markets, and, accordingly, whether any such rules would negatively impact the ability of UGA to achieve its objectives.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that UGA is authorized to engage in that may ultimately impact the ability of UGA to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. However, the CFTC has not issued any mandatory clearing determinations and, therefore, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements became effective on October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of these requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on UGA by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

The majority of the Dodd-Frank Act regulations affecting the swap market will not become effective until later in calendar year 2012 or the beginning of 2013 at the earliest.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that UGA may be limited as to the counterparties with which it may enter into forward contracts. Additionally, UGA may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. UGA’s ability to maintain a certain minimum level of assets and to qualify as an eligible contract participant allows UGA to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact UGA’s ability to achieve its investment objective.

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

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2012 and exhibited a general upward trend throughout the quarter. The price of the Benchmark Futures Contract started the period at $2.6574 per gallon. Prices rose sharply over the course of the period and hit a peak on March 26, 2012 of $3.3987 per gallon. The low for the period was on June 21, 2012, when the prices dropped to $2.4520 per gallon. The period ended with the Benchmark Futures Contract at $2.9201 per gallon, up approximately 9.89% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per unit NAV rose during the period from a starting level of $48.37 to a high of $61.56 on September 11, 2012. UGA’s per unit NAV reached its low for the period on June 21, 2012 at $45.25. UGA’s per unit NAV on September 30, 2012 was $60.73, up approximately 25.55% over the period. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the November 2012 contract. The increase of approximately 9.89% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the nine months ended September 30, 2012, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, UGA has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by UGA in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of September 30, 2012, UGA had issued 8,650,000 units, 1,100,000 of which were outstanding. As of September 30, 2012, there were 71,350,000 units registered but not yet issued.

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

As of September 30, 2012, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

As of September 30, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $260,946 and UGA established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $72,961,165. UGA held 83.53% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.47% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $60.73.

By comparison, as of September 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $7,588,199 and UGA established cash deposits and investments in money market funds that were equal to $108,638,949. UGA held 79.73% of its cash assets in overnight deposits and money market funds at its custodian bank, while 20.27% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2012, as compared to September 30, 2011, was the result of UGA’s smaller size in the current period as measured by total net assets. The ending per unit NAV on September 30, 2011 was $45.93. The increase in the per unit NAV for September 30, 2012, as compared to September 30, 2011, was primarily due to the increase in the price of the Benchmark Futures Contract between the nine months ended September 30, 2011 and the nine months ended September 30, 2012.

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

During the nine months ended September 30, 2012, the average daily total net assets of UGA were $100,813,057. The management fee incurred by UGA during the period amounted to $452,832. By comparison, during the nine months ended September 30, 2011, the average daily total net assets of UGA were $124,427,456. The management fee paid by UGA during the period amounted to $558,389.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the nine months ended September 30, 2012 was $273,109, as compared to $348,172 for the nine months ended September 30, 2011. The decrease in gross total expenses excluding management fees for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily due to UGA’s smaller size during the nine months ended September 30, 2012 as measured by total net assets. For the nine months ended September 30, 2012, UGA incurred $9,202 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2011, UGA incurred $6,825 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by UGA for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily due to an increased amortization schedule during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $75,028 for the nine months ended September 30, 2012 and $104,053 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $725,941 and $906,561, respectively, and after allowance for the expense waiver, totaled $650,913 and $802,508, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for UGA and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2011 was $14,746.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $51,603. Of this amount, approximately $46,678 was a result of rebalancing costs and approximately $4,925 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $66,376. Of this amount, approximately $61,539 was a result of rebalancing costs and approximately $4,837 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the nine months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $225,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $75,028 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2012, UGA earned $19,976 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. UGA purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2011, UGA earned $15,318 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. UGA did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Portfolio Expenses. During the three months ended September 30, 2012, the average daily total net assets of UGA were $80,884,284. The management fee incurred by UGA during the period amounted to $121,989. By comparison, during the three months ended September 30, 2011, the average daily total net assets of UGA were $118,100,424. The management fee paid by UGA during the period amounted to $178,606.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended September 30, 2012 was $93,983, as compared to $76,266 for the three months ended September 30, 2011. The increase in gross total expenses excluding management fees for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due UGA’s increased tax expenses during the three months ended September 30, 2012. For the three months ended September 30, 2012, UGA incurred $4,652 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2011, UGA incurred $2,300 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by UGA for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due to an increased amortization schedule during the nine months ended September 30, 2012. During the three months ended September 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $37,603 for the three months ended September 30, 2012 and $804 for the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $215,972 and $254,872, respectively, and after allowance for the expense waiver, totaled $178,369 and $254,068, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for UGA and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2011 was $14,746.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $14,218. Of this amount, approximately $13,349 was a result of rebalancing costs and approximately $869 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2011, total commissions accrued to brokers amounted to $20,507. Of this amount, approximately $19,245 was a result of rebalancing costs and approximately $1,262 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the three months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2011 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $225,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2012, USCF waived $37,603 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2012, UGA earned $6,093 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. UGA purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2011, UGA earned $3,913 in dividend and interest income on such cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. UGA did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

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

For the 30-valuation days ended September 30, 2012, the simple average daily change in the Benchmark Futures Contract was 0.103%, while the simple average daily change in the per unit NAV of UGA over the same time period was 0.099%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.522)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of UGA’s units to the public on February 26, 2008 to September 30, 2012, the simple average daily change in the Benchmark Futures Contract was 0.051%, while the simple average daily change in the per unit NAV of UGA over the same time period was 0.048%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.732)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2012, the actual total return of UGA as measured by changes in its per unit NAV was 25.55%. This is based on an initial per unit NAV of $48.37 on December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $60.73. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $61.11 as of September 30, 2012, for a total return over the relevant time period of 26.34%. The difference between the actual per unit NAV total return of UGA of 25.55% and the expected total return based on the Benchmark Futures Contract of 26.34% was an error over the time period of (0.79)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, UGA earned dividend and interest income of $19,976, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the nine months ended September 30, 2012, UGA also collected $10,850 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the nine months ended September 30, 2012, UGA incurred net expenses of $650,913. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(620,087), which is equivalent to an annualized weighted average net income rate of (0.82)% for the nine months ended September 30, 2012.

By comparison, for the nine months ended September 30, 2011, the actual total return of UGA as measured by changes in its per unit NAV was 9.20%. This was based on an initial per unit NAV of $42.06 on December 31, 2010 and an ending per unit NAV as of September 30, 2011 of $45.93. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $46.23 as of September 30, 2011, for a total return over the relevant time period of 9.91%. The difference between the actual per unit NAV total return of UGA of 9.20% and the expected total return based on the Benchmark Futures Contract of 9.91% was an error over the time period of (0.71)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, UGA earned dividend and interest income of $15,318, which is equivalent to a weighted average income rate of 0.01% for such period. In addition, during the nine months ended September 30, 2011, UGA also collected $24,450 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the nine months ended September 30, 2011, UGA incurred net expenses of $802,508. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(762,740), which is equivalent to an annualized weighted average net income rate of (0.82)% for the nine months ended September 30, 2011.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per unit NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2012, UGA earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.19% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.83)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2012, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that gasoline prices, both near month and next month, often display a seasonal pattern in which the price of gasoline tends to rise in the summer months and decline in the winter months. This mirrors the physical demand for gasoline, which typically peaks in the summer.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2002 and September 30, 2012. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2011 and held to September 30, 2012, increased based upon the changes in the NAV for UGA units on those days, by 25.55%, while the spot price of gasoline for immediate delivery during the same period decreased by 9.89% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2010 and held to September 30, 2011 increased based upon the changes in the NAV for UGA units on those days, by 9.20%, while the spot price of gasoline for immediate delivery during the same period increased by 4.44% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2012, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that falling crude oil prices, both in the United States and in London, were somewhat offset by a reduction in gasoline refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contract is priced, resulting in a net increase in gasoline prices. The price of the Benchmark Futures Contract began 2012 at $2.6574 per gallon. It rose over the course of the period and hit a peak on March 26, 2012 of $3.3987 per gallon. The period ended with the Benchmark Futures Contract at $2.9201 per gallon, up approximately 9.89% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

Crude Oil Market. During the nine months ended September 30, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the third quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. Crude oil prices finished the third quarter of 2012 approximately 6.72% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between September 30, 2002 and September 30, 2012, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of natural gas, large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had moderate to strong correlation to movements in crude oil and diesel-heating oil.

Correlation Matrix September 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.322)	0.968	0.294	0.248	0.035	0.206
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.300)	(0.194)	(0.144)	0.076	(0.228)
Global Equities (FTSE World Index)			1.000	0.380	0.327	0.087	0.263
Crude Oil				1.000	0.833	0.373	0.722
Diesel-Heating Oil					1.000	0.489	0.710
Natural Gas						1.000	0.285
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2012, unleaded gasoline continued to have a moderately positive correlation with crude oil, diesel-heating oil, large cap U.S. equities and global equities. Unleaded gasoline, however, had a negative weak correlation with natural gas, as compared to the relatively positive correlation during the longer time period. Finally, the results showed that unleaded gasoline and U.S. government bonds, which were not strongly correlated, positively or negatively, for the ten-year period ended September 30, 2012, had a negative, moderate correlation over this more recent time period.

Correlation Matrix 12 Months ended September 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.781)	0.980	0.760	0.788	0.133	0.650
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.746)	(0.529)	(0.597)	(0.005)	(0.677)
Global Equities (FTSE World Index)			1.000	0.738	0.819	0.202	0.652
Crude Oil				1.000	0.880	0.018	0.424
Diesel-Heating Oil					1.000	0.002	0.666
Natural Gas						1.000	(0.184)
Unleaded Gasoline							1.000

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

The correlations between gasoline, crude oil, natural gas and diesel-heating oil are relevant because USCF endeavors to invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments so that daily changes in percentage terms in UGA’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the gasoline Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of gasoline.

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2012, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2012, UGA was forced to use other assets to pay expenses, which could cause a drop in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2012, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of September 30, 2012, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $72,961,165 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2012, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of September 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2012, UGA’s portfolio consisted of 545 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of September 30, 2012, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset UGA’s obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UGA due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the nine months ended September 30, 2012, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, UGA was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 8, 2012, and UGA’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 9, 2012, except for the update to the risk factor set forth below.

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

Designated contract markets such as the NYMEX and ICE Futures have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control.

In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in gasoline. UGA has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Gasoline-Related Investments. If UGA encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed gasoline futures. In addition, if UGA exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holding, such reduction could potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract.

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

Date: November 9, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2012