Form 10-Q
period 2013-03-31
United States Gasoline Fund, LP
filed 2013-05-10
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☐    No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$53,825,894	$56,400,613
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	4,875,645	5,170,139
Unrealized gain (loss) on open commodity futures contracts	(359,386)	2,608,343
Receivable from General Partner (Note 3)	44,756	139,446
Dividend receivable	937	1,399
Other assets	211,047	219,375

Total assets	$58,598,893	$64,539,315

Liabilities and Partners' Capital
Professional fees payable	$68,120	$275,643
General Partner management fees payable (Note 3)	30,826	32,860
Brokerage commissions payable	1,423	2,348
Other liabilities	3,016	2,976

Total liabilities	103,385	313,827

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	58,495,508	64,225,488
Total Partners' Capital	58,495,508	64,225,488

Total liabilities and partners' capital	$58,598,893	$64,539,315

Limited Partners' units outstanding	950,000	1,100,000
Net asset value per unit	$61.57	$58.39
Market value per unit	$61.66	$58.44

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2013 contracts, expiring April 2013	448	$(359,386)	(0.61)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.08%, 5/30/2013	$3,190,000	$3,189,608	5.45

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	18,063,514	18,063,514	30.88
Goldman Sachs Financial Square Funds - Government Fund - Class FS	16,407,119	16,407,119	28.05
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,024,349	13,024,349	22.27
Total Money Market Funds		47,494,982	81.20
Total Cash Equivalents		$50,684,590	86.65

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$6,835,114	$22,202,880
Change in unrealized loss on open positions	(2,967,729)	(6,995,003)
Dividend income	2,828	2,463
Interest income	1,391	4,523
Other income	700	5,250

Total income	3,872,304	15,220,113

Expenses
General Partner management fees (Note 3)	93,711	172,555
Professional fees	68,120	59,408
Registration fees	11,454	2,275
Brokerage commissions	9,330	20,097
Other expenses	6,211	8,983

Total expenses	188,826	263,318

Expense waiver (Note 3)	(44,756)	(17,456)

Net expenses	144,070	245,862

Net income	$3,728,234	$14,974,251
Net income per limited partnership unit	$3.18	$8.52
Net income per weighted average limited partnership unit	$3.62	$7.10
Weighted average limited partnership units outstanding	1,028,889	2,109,341

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$64,225,488	$64,225,488
Redemption of 150,000 partnership units	–	(9,458,214)	(9,458,214)
Net income	–	3,728,234	3,728,234

Balances, at March 31, 2013	$–	$58,495,508	$58,495,508

Net Asset Value Per Unit:
At December 31, 2012	$58.39
At March 31, 2013	$61.57

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income	$3,728,234	$14,974,251
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	294,494	(17,183,315)
Unrealized loss on open futures contracts	2,967,729	6,995,003
Decrease in receivable from General Partner	94,690	86,597
(Increase) decrease in dividend receivable	462	(419)
Increase in interest receivable	–	(76)
(Increase) decrease in other assets	8,328	(6,194)
Decrease investment payable	–	(33)
Decrease in professional fees payable	(207,523)	(180,350)
Increase (decrease) in General Partner management fees payable	(2,034)	47,012
Increase (decrease) in brokerage commissions payable	(925)	73
Increase in other liabilities	40	5,689
Net cash provided by operating activities	6,883,495	4,738,238

Cash Flows from Financing Activities:
Addition of partnership units	–	81,310,937
Redemption of partnership units	(9,458,214)	(8,678,333)
Net cash provided by (used in) financing activities	(9,458,214)	72,632,604

Net Increase (Decrease) in Cash and Cash Equivalents	(2,574,719)	77,370,842

Cash and Cash Equivalents, beginning of period	56,400,613	68,137,372
Cash and Cash Equivalents, end of period	$53,825,894	$145,508,214

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2013, UGA held 448 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of the filing of this quarterly report on Form 10-Q, UAC has not been made available to the public.

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

From July 1, 2011 through May 31, 2014, the applicable transaction fee paid by Authorized Purchasers is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per unit NAV by setting the price at $50.00 and issued 300,000 units in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2013, UGA had registered a total of 80,000,000 units.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2013 and 2012, UGA incurred $11,454 and $2,275, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for UGA and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2013 and 2012, UGA incurred $2,343 and $4,314, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2013, USCF waived $44,756 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 — CONTRACTS AND AGREEMENTS

UGA is party to a marketing agent agreement, dated as of February 15, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UGA’s assets up to $3 billion; and 0.04% on UGA’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of UGA’s offering.

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

UGA has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through UBS Securities for UGA’s account. In accordance with the agreement, UBS Securities charges UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $9,330. Of this amount, approximately $10,012 was a result of rebalancing costs and approximately $243 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $20,097. Of this amount, approximately $17,625 was a result of rebalancing costs and approximately $2164 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the three months ended March 31, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by UGA were exchange-traded through March 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per unit NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2013 and December 31, 2012, UGA held investments in money market funds in the amounts of $47,494,982 and $47,494,982, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2013 and December 31, 2012, UGA held cash deposits and investments in Treasuries in the amounts of $11,206,557 and $14,075,770, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2013 (Unaudited)	For the three months ended March 31, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$58.39	$48.37
Total income (loss)	3.32	8.64
Net expenses	(0.14)	(0.12)
Net increase in net asset value	3.18	8.52
Net asset value, end of period	$61.57	$56.89

Total Return	5.45%	17.61%

Ratios to Average Net Assets
Total income (loss)	6.11%	13.16%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.61%	0.31%
Expenses waived*	(0.29)%	(0.06)%
Net expenses excluding management fees*	0.32%	0.25%
Net income (loss)	5.89%	12.95%

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

The following table summarizes the valuation of UGA’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$50,684,590	$50,684,590	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(359,386)	(359,386)	—	—

During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$51,194,826	$51,194,826	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,608,343	2,608,343	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(359,386)	$2,608,343

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2013		For the three months ended March 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$6,835,114		$22,202,880

	Change in unrealized loss on open positions		$(2,967,729)		$(6,995,003)

NOTE 8 – OFFSETTING ASSETS AND LIABILITIES

UGA is required to disclose offsetting assets and liabilities represented in the Condensed Statements of Financial Condition to disclose information to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities as defined in the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The derivative instruments include all futures contracts including exchange-traded futures contracts.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$–	$–	$–

At December 31, 2012:
Futures contracts	$2,608,343	$–	$2,608,343

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
UBS Securities	$–	$–	$–	$–

At December 31, 2012:
UBS Securities	$2,608,343	$–	$–	$2,608,343

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013 and December 31, 2012

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$359,386	$–	$359,386

At December 31, 2012:
Futures contracts	$–	$–	$–

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Liabilities Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Pledged (B)	Cash Collateral Pledged (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
UBS Securities	$359,386	$235,108	$124,278	$–

At December 31, 2012:
UBS Securities	$–	$–	$–	$–

NOTE 9 — SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and the futures exchanges have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2013, UGA held 448 futures contracts for gasoline traded on the NYMEX. As of March 31, 2013, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2013, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2013, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact UGA are discussed below.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect UGA, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect UGA, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require UGA to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

Under a second letter, all swap dealers have until April 30, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as UGA) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as UGA), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on gasoline) begin on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

The effect of the future regulatory change on UGA is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) and as a swaps firm (pending) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of UGA (the “LP Agreement”) to manage UGA. USCF is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2013 and exhibited a general upward trend throughout the quarter. The price of the Benchmark Futures Contract started the period at $2.7617 per gallon. Prices rose sharply over the course of the period and hit a peak on February 18, 2013 of $3.3152 per gallon. The low for the period was on January 15, 2013, when the prices dropped to $2.7066 per gallon. The period ended with the Benchmark Futures Contract at $3.1106 per gallon, up approximately 12.63% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per unit NAV rose during the period from a starting level of $58.39 to a high of $65.48 on February 14, 2013. UGA’s per unit NAV reached its low for the period on January 15, 2013 at $57.20. UGA’s per unit NAV on March 31, 2013 was $61.57, up approximately 5.45% over the period. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the May 2013 contract. The increase of approximately 12.63% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2013, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per unit and issued 300,000 units to the initial authorized purchaser in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 units, UGA has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by UGA in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of March 31, 2013, UGA had issued 8,750,000 units, 950,000 of which were outstanding. As of March 31, 2013, there were 71,250,000 units registered but not yet issued.

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

As of March 31, 2013, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

As of March 31, 2013, the total unrealized loss on Futures Contracts owned or held on that day was $359,386 and UGA established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $58,701,539. UGA held 91.69% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 8.31% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on March 31, 2013 was $61.57.

By comparison, as of March 31, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $2,265,278 and UGA established cash deposits and investments in Treasuries and money market funds that were equal to $167,153,203. UGA held 87.05% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 12.95% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was the result of UGA’s smaller size during the three months ended March 31, 2013 as measured by total net assets. The ending per unit NAV on March 31, 2012 was $56.89. The increase in the per unit NAV for March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to the impact of backwardation and the increase in the price of the Benchmark Futures Contract between the three months ended March 31, 2012 and the three months ended March 31, 2013.

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

During the three months ended March 31, 2013, the average daily total net assets of UGA were $63,341,655. The management fee incurred by UGA during the period amounted to $93,711. By comparison, during the three months ended March 31, 2012, the average daily total net assets of UGA were $115,668,798. The management fee paid by UGA during the period amounted to $172,555.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2013 was $95,115, as compared to $90,763 for the three months ended March 31, 2012. The increase in gross total expenses excluding management fees for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was primarily due to UGA’s increased audit and tax reporting expenses during the three months ended March 31, 2012. For the three months ended March 31, 2013, UGA incurred $11,454 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2012, UGA incurred $2,275 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by UGA for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to an increased amortization schedule during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $44,756 for the three months ended March 31, 2013 and $17,456 for the three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $188,826 and $263,318, respectively, and after allowance for the expense waiver, totaled $144,070 and $245,862, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for UGA and the Related Public Funds. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2012 was $18,888.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $9,330. Of this amount, approximately $10,012 was a result of rebalancing costs and approximately $243 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $20,097. Of this amount, approximately $17,625 was a result of rebalancing costs and approximately $2164 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the three months ended March 31, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2013, USCF waived $44,756 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2013, UGA earned $4,219 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UGA purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2012, UGA earned $6,986 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. UGA purchased Treasuries during the three months ended March 31, 2012 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

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

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Benchmark Futures Contract was (0.104)%, while the simple average daily change in the per unit NAV of UGA over the same time period was (0.108)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (2.051)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2013. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of UGA’s units to the public on February 26, 2008 to March 31, 2013, the simple average daily change in the Benchmark Futures Contract was 0.048%, while the simple average daily change in the per unit NAV of UGA over the same time period was 0.046%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.850)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2013, the actual total return of UGA as measured by changes in its per unit NAV was 5.45%. This is based on an initial per unit NAV of $58.39 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $61.57. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $61.72 as of March 31, 2013, for a total return over the relevant time period of 5.70%. The difference between the actual per unit NAV total return of UGA of 5.45% and the expected total return based on the Benchmark Futures Contract of 5.70% was an error over the time period of (0.25)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, UGA earned dividend and interest income of $4,219, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, UGA also collected $700 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the three months ended March 31, 2013, UGA incurred net expenses of $144,070. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(139,151), which is equivalent to an annualized weighted average net income rate of approximately (0.89)% for the three months ended March 31, 2013.

By comparison, for the three months ended March 31, 2012, the actual total return of UGA as measured by changes in its per unit NAV was 17.61%. This is based on an initial per unit NAV of $48.37 as of December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $56.89. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $57.01 as of March 31, 2012, for a total return over the relevant time period of 17.87%. The difference between the actual per unit NAV total return of UGA of 17.61% and the expected total return based on the Benchmark Futures Contract of 17.87% was an error over the time period of (0.26)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, UGA earned dividend and interest income of $6,986, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the three months ended March 31, 2012, UGA also collected $5,250 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the three months ended March 31, 2012, UGA incurred net expenses of $245,862. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(233,626), which is equivalent to an annualized weighted average net income rate of approximately (0.81)% for the three months ended March 31, 2012.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per unit NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, UGA earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.26% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.89)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2003 and March 31, 2013. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2012 and held to March 31, 2013, increased based upon the changes in the NAV for UGA units on those days, by approximately 5.45%, while the spot price of gasoline for immediate delivery during the same period increased by 12.63% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2011 and held to March 31, 2012, increased based upon the changes in the NAV for UGA units on those days, by approximately 17.61%, while the spot price of gasoline for immediate delivery during the same period increased by 24.49% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2013, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that rising crude oil prices in the United States, along with a reduction in gasoline refinery capacity on the East Coast of the United States, near the New York harbor where the Benchmark Futures Contracts is priced, resulted in a net increase in gasoline prices. The price of the Benchmark Futures Contract started the period at $2.761 per gallon. Prices rose sharply over the course of the period and hit a peak on February 18, 2013 of $3.3152 per gallon. The low for the period was on January 15, 2012, when the price dropped o $2.7006 per gallon. The period ended with the Benchmark Futures Contracts at $3.1106 per gallon, up approximately 12.63% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices as a gasoline service station).

Crude Oil Market. During the three months ended March 31, 2013, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In recent years, oil production in the United States has increased, particularly in the Midwest. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in the U.S. Midwest. The result is that crude oil prices in the middle of the United States, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States or globally. United States crude oil prices finished the first quarter of 2013 approximately 5.89% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2003 and March 31, 2013, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was not strongly correlated, positively or negatively, with the movements of natural gas, large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline had moderate to strong correlation to movements in crude oil and diesel-heating oil.

Correlation Matrix March 31, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.265)	0.965	0.393	0.373	0.111	0.260
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.271)	(0.260)	0.011	(0.266)
Global Equities (FTSE World Index)			1.000	0.462	0.443	0.152	0.305
Crude Oil				1.000	0.851	0.324	0.732
Diesel-Heating Oil					1.000	0.382	0.765
Natural Gas						1.000	0.262
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2013, unleaded gasoline continued to have a moderately positive correlation with crude oil, diesel-heating oil, large cap U.S. equities and global equities. Unleaded gasoline, however, had a negative weak correlation with natural gas, as compared to the relatively positive correlation during the longer time period. Finally, the results showed that unleaded gasoline and U.S. government bonds, which were not strongly correlated, positively or negatively, for the ten-year period ended March 31, 2013, had a negative, moderate correlation over this more recent time period.

Correlation Matrix 12 Months ended March 31, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.723)	0.919	0.674	0.635	(0.063)	0.741
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.737)	(0.359)	(0.425)	0.314	(0.469)
Global Equities (FTSE World Index)			1.000	0.727	0.725	0.011	0.575
Crude Oil				1.000	0.867	(0.223)	0.588
Diesel-Heating Oil					1.000	(0.255)	0.586
Natural Gas						1.000	(0.320)
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2013, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2013, UGA used other assets to pay expenses, which could cause a drop in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2013, UGA was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of March 31, 2013, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $58,701,539 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2013, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of March 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2013, UGA’s portfolio consisted of 448 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of March 31, 2013, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

During the three months ended March 31, 2013, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, UGA was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 13, 2013.

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

Date: May 10, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2013

