Form 10-Q
period 2013-09-30
United States Gasoline Fund, LP
filed 2013-11-12
CIK 1396878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes  ☒    No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$47,156,459	$56,400,613
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	4,830,667	5,170,139
Unrealized gain (loss) on open commodity futures contracts	(1,506,179)	2,608,343
Receivable from General Partner (Note 3)	121,746	139,446
Dividend receivable	655	1,399
Other assets	185,103	219,375

Total assets	$50,788,451	$64,539,315

Liabilities and Partners' Capital
Professional fees payable	$188,537	$275,643
General Partner management fees payable (Note 3)	26,043	32,860
Brokerage commissions payable	1,723	2,348
Other liabilities	2,893	2,976

Total liabilities	219,196	313,827

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	50,569,255	64,225,488
Total Partners' Capital	50,569,255	64,225,488

Total liabilities and partners' capital	$50,788,451	$64,539,315

Limited Partners' units outstanding	900,000	1,100,000
Net asset value per unit	$56.19	$58.39
Market value per unit	$56.09	$58.44

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2013 contracts, expiring October 2013*	458	$(1,506,179)	(2.98)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$3,000,000	$2,999,745	5.93

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	18,063,515	18,063,515	35.72
Goldman Sachs Financial Square Funds - Government Fund - Class FS	11,407,119	11,407,119	22.56
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,024,349	13,024,349	25.76
Total Money Market Funds		42,494,983	84.04
Total Cash Equivalents		$45,494,728	89.97

* Collateral amounted to $4,830,847 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$952,430	$18,656,454	$3,844,332	$22,151,581
Change in unrealized gain (loss) on open positions	1,840,482	(446,691)	(4,114,522)	(4,990,671)
Dividend income	2,022	2,968	7,348	10,155
Interest income	993	3,125	3,733	9,821
Other income	1,400	2,100	4,550	10,850

Total income (loss)	2,797,327	18,217,956	(254,559)	17,191,736

Expenses
General Partner management fees (Note 3)	86,656	121,989	267,729	452,832
Professional fees	51,985	67,402	188,537	186,219
Registration fees	11,709	4,652	34,745	9,202
Brokerage commissions	9,866	14,218	29,833	51,603
Other expenses	5,349	7,711	16,893	26,085

Total expenses	165,565	215,972	537,737	725,941

Expense waiver (Note 3)	(30,338)	(37,603)	(121,746)	(75,028)

Net expenses	135,227	178,369	415,991	650,913

Net income (loss)	$2,662,100	$18,039,587	$(670,550)	$16,540,823
Net income (loss) per limited partnership unit	$1.87	$12.17	$(2.20)	$12.36
Net income (loss) per weighted average limited partnership unit	$2.78	$12.50	$(0.67)	$8.91
Weighted average limited partnership units outstanding	956,522	1,442,935	1,006,410	1,855,474

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2013

	General Partner	Limited Partners	Total
Balances, at December 31, 2012	$–	$64,225,488	$64,225,488
Addition of 250,000 partnership units	–	14,024,331	14,024,331
Redemption of 450,000 partnership units	–	(27,010,014)	(27,010,014)
Net loss	–	(670,550)	(670,550)

Balances, at September 30, 2013	$–	$50,569,255	$50,569,255

Net Asset Value Per Unit:
At December 31, 2012			$58.39
At September 30, 2013			$56.19

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:

Net loss	$(670,550)	$16,540,823
Adjustments to reconcile net loss to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	339,472	(7,552,423)
Unrealized loss on open futures contracts	4,114,522	4,990,671
Decrease in receivable from General Partner	17,700	29,025
(Increase) decrease in dividend receivable	744	(388)
Decrease in interest receivable	–	4
Decrease in other assets	34,272	5,478
Decrease investment payable	–	(33)
Decrease in professional fees payable	(87,106)	(53,539)
Decrease in General Partner management fees payable	(6,817)	(2,617)
Decrease in brokerage commissions payable	(625)	(967)
Decrease in other liabilities	(83)	(77)
Net cash provided by operating activities	3,741,529	13,955,957

Cash Flows from Financing Activities:
Addition of partnership units	14,024,331	81,310,937
Redemption of partnership units	(27,010,014)	(102,457,198)
Net cash used in financing activities	(12,985,683)	(21,146,261)

Net Decrease in Cash and Cash Equivalents	(9,244,154)	(7,190,304)

Cash and Cash Equivalents, beginning of period	56,400,613	68,137,372
Cash and Cash Equivalents, end of period	$47,156,459	$60,947,068

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s units traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2013, UGA held 458 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its units on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per unit NAV by setting the price at $50.00 and issued 300,000 units in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2013, UGA had registered a total of 72,800,000 units.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2013 and 2012, UGA incurred $34,745 and $9,202, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UGA and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2013 and 2012, UGA incurred $6,693 and $11,321, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $121,746 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

On October 8, 2013, UGA entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UGA’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UGA’s account. In accordance with each agreement, RBC Capital and UBS Securities charge UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $29,833. Of this amount, approximately $28,818 was a result of rebalancing costs and approximately $1,015 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $51,603. Of this amount, approximately $46,678 was a result of rebalancing costs and approximately $4,925 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by UGA were exchange-traded through September 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per unit NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2013 and December 31, 2012, UGA held investments in money market funds in the amounts of $42,494,983 and $47,494,982, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2013 and December 31, 2012, UGA held cash deposits and investments in Treasuries in the amounts of $9,492,143 and $14,075,770, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2013 (Unaudited)	For the nine months ended September 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$58.39	$48.37
Total income (loss)	(1.79)	12.71
Net expenses	(0.41)	(0.35)
Net increase (decrease) in net asset value	(2.20)	12.36
Net asset value, end of period	$56.19	$60.73

Total Return	(3.77)%	25.55%

Ratios to Average Net Assets
Total income (loss)	(0.43)%	17.05%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.61%	0.36%
Expenses waived*	(0.27)%	(0.10)%
Net expenses excluding management fees*	0.33%	0.26%
Net income (loss)	(1.12)%	16.41%

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

The following table summarizes the valuation of UGA’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$45,494,728	$45,494,728	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,506,179)	(1,506,179)	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$51,194,826	$51,194,826	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,608,343	2,608,343	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(1,506,179)	$2,608,343

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$3,844,332		$22,151,581

	Change in unrealized loss on open positions		$(4,114,522)		$(4,990,671)

NOTE 8 — SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the condensed financial statements were issued. The subsequent events, which did not necessitate disclosures and/or adjustments to the financial statements, were as follows:

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital to serve as UGA’s FCM, effective October 10, 2013. Prior to October 10, 2013, UBS Securities was UGA’s FCM. This agreement requires RBC Capital to provide services to UGA, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased or sold by or through RBC Capital for UGA’s account. For the period October 10, 2013 and after, UGA pays RBC Capital commissions for executing and clearing trades on behalf of UGA. Prior to October 10, 2013, and therefore for the entire period of this quarterly report on Form 10-Q for the period ended September 30, 2013, UGA paid UBS Securities commissions for executing and clearing trades on behalf of UGA.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. UBS Securities’ principal business address is 677 Washington Blvd., Stamford, CT 06901. From UGA’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for UGA. Effective October 10, 2013, RBC Capital became the futures clearing broker for UGA. Both RBC Capital and UBS Securities are registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations. RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages, as appropriate, in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On March 11, 2013, the New Jersey Bureau of Securities entered a consent order settling an administrative complaint against RBC, which alleged that RBC failed to follow its own procedures with respect to monthly account reviews and failed to maintain copies of the monthly account reviews with respect to certain accounts that James Hankins Jr. maintained at the firm in violation of N.J.S.A. 49:3-58(a)(2)(xi) and 49:3-59(b). Without admitting or denying the findings of fact and conclusions of law, RBC consented to a civil monetary penalty of $150,000 (of which $100,000 was suspended as a result of the firm’s cooperation) and to pay disgorgement of $300,000.

On May 2, 2012, the Massachusetts Securities Division entered a consent order settling an administrative complaint against RBC, which alleged that RBC recommended unsuitable products to its brokerage and advisory clients and failed to supervise its registered representatives’ sales of inverse and leveraged ETFs in violation of Section 204(a)(2) of the Massachusetts Uniform Securities Act (“MUSA”). Without admitting or denying the allegations of fact, RBC consented to permanently cease and desist from violations of MUSA, pay restitution of $2.9 million to the investors who purchased the inverse and leveraged ETFs and pay a civil monetary penalty of $250,000.

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product. The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

On February 24, 2009, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Section 15B(c)(1) of the 1934 Act and Municipal Securities Rulemaking Board Rules G-17, G-20 and G-27, related to municipal expenses in connection with ratings agency trips. The firm was censured and paid a civil monetary penalty of $125,000.

On June 9, 2009, the SEC commenced and settled a civil action against RBC for willful violations of Section 15(c) of the 1934 Act, in connection with auction rate securities (ARS). The firm agreed to repurchase ARS owned by certain retail customers and to use best efforts to provide ineligible customers opportunities to liquidate ARS, and other ancillary relief.

Please see RBC’s Form BD for more details.

RBC Capital will only act as a clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. Prior to October 10, 2013, UBS Securities acted only as clearing broker for UGA and as such was paid commissions for executing and clearing trades on behalf of UGA. Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this quarterly report on Form 10-Q. Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or UGA.

Neither RBC Capital nor UBS Securities is affiliated with UGA or USCF. Therefore, neither USCF nor UGA believe that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as UGA’s FCM.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2013, UGA held 458 futures contracts for gasoline traded on the NYMEX. As of September 30, 2013, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2013, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2013, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. On September 27 and 30, 2013, the CFTC’s Division of Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements. The no-action relief granted on September 27, 2013 included relief, in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF. Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

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

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

General Regulation Applicable to UGA

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although UGA is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UGA and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UGA and USCF, but any such further rule changes could result in additional operating efficiencies for UGA and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on UGA is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO and as a swaps firm with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of UGA (the “LP Agreement”) to manage UGA. USCF is authorized by UGA in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2013 and exhibited a general downward trend throughout the quarter. The price of the Benchmark Futures Contract started the period at $2.7617 per gallon. Prices fell over the course of the period and hit a peak on July 16, 2013 of $3.1343 per gallon. The low for the period was on September 23, 2013, when the prices dropped to $2.6150 per gallon. The period ended with the Benchmark Futures Contract at $2.6282 per gallon, down approximately 4.83% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per unit NAV began the period at $58.39 and ended the period at $56.19 on September 30, 2013, a decrease of approximately 3.77% over the period. UGA’s per unit NAV reached its high for the period on February 14, 2013 at $65.48 and reached its low for the period on April 23, 2013 at $53.89. The Benchmark Futures Contract prices listed above began with the February 2013 contracts and ended with the November 2013 contracts. The decrease of approximately (4.83)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the nine months ended September 30, 2013, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, UGA has registered one subsequent offering of its units: 50,000,000 units which were registered with the SEC on April 30, 2010. Units offered by UGA in the subsequent offering were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. As of September 30, 2013, UGA had issued 9,000,000 units, 900,000 of which were outstanding. As of September 30, 2013, there were 71,000,000 units registered but not yet issued.

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

As of September 30, 2013, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

As of September 30, 2013, the total unrealized loss on Futures Contracts owned or held on that day was $1,506,179 and UGA established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $51,987,126. UGA held 90.71% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 9.29% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $56.19.

By comparison, as of September 30, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $260,946 and UGA established cash deposits and investments in Treasuries and money market funds that were equal to $72,961,165. UGA held 83.53% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 16.47% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was the result of UGA’s smaller size during the nine months ended September 30, 2013 as measured by total net assets. The ending per unit NAV on September 30, 2012 was $60.73. The decrease in the per unit NAV for September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to the decrease in the price of the Benchmark Futures Contract between the nine months ended September 30, 2012 and the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, the average daily total net assets of UGA were $59,658,794. The management fee incurred by UGA during the period amounted to $267,729. By comparison, during the nine months ended September 30, 2012, the average daily total net assets of UGA were $100,813,057. The management fee paid by UGA during the period amounted to $452,832.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the nine months ended September 30, 2013 was $270,008, as compared to $273,109 for the nine months ended September 30, 2012. The decrease in gross total expenses excluding management fees for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was primarily due to UGA’s smaller size during the nine months ended September 30, 2013, as represented by total net assets. For the nine months ended September 30, 2013, UGA incurred $34,745 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2012, UGA incurred $9,202 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by UGA for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to an increased amortization schedule during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $121,746 for the nine months ended September 30, 2013 and $75,028 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $537,737 and $725,941, respectively, and after allowance for the expense waiver, totaled $415,991 and $650,913, respectively.

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

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $29,833. Of this amount, approximately $28,818 was a result of rebalancing costs and approximately $1,015 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $51,603. Of this amount, approximately $46,678 was a result of rebalancing costs and approximately $4,925 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $121,746 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2013, UGA earned $11,081 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. UGA purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2012, UGA earned $19,976 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UGA purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. As a result, the amount of income earned by UGA as a percentage of average total net assets was lower during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Portfolio Expenses. During the three months ended September 30, 2013, the average daily total net assets of UGA were $57,299,506. The management fee incurred by UGA during the period amounted to $86,656. By comparison, during the three months ended September 30, 2012, the average daily total net assets of UGA were $80,884,284. The management fee paid by UGA during the period amounted to $121,989.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended September 30, 2013 was $78,909, as compared to $93,983 for the three months ended September 30, 2012. The decrease in gross total expenses excluding management fees for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was primarily due to UGA’s smaller size during the three months ended September 30, 2013, as represented by total net assets. For the three months ended September 30, 2013, UGA incurred $11,709 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2012, UGA incurred $4,652 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by UGA for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to an increased amortization schedule during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. During the three months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $30,338 for the three months ended September 30, 2013 and $37,603 for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $165,565 and $215,972, respectively, and after allowance for the expense waiver, totaled $135,227 and $178,369, respectively.

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

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $9,866. Of this amount, approximately $9,625 was a result of rebalancing costs and approximately $241 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $14,218. Of this amount, approximately $13,349 was a result of rebalancing costs and approximately $869 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the three months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2013 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2013, USCF waived $30,338 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2013, UGA earned $3,015 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. UGA purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, UGA earned $6,093 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UGA purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. As a result, the amount of income earned by UGA as a percentage of average total net assets was lower during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

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

For the 30-valuation days ended September 30, 2013, the simple average daily change in the Benchmark Futures Contract was (0.243)%, while the simple average daily change in the per unit NAV of UGA over the same time period was (0.247)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (2.487)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended September 30, 2013.

Since the commencement of the offering of UGA’s units to the public on February 26, 2008 to September 30, 2013, the simple average daily change in the Benchmark Futures Contract was 0.038%, while the simple average daily change in the per unit NAV of UGA over the same time period was 0.036%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.952)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of UGA as measured by changes in its per unit NAV was (3.77)%. This is based on an initial per unit NAV of $58.39 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $56.19. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $56.59 as of September 30, 2013, for a total return over the relevant time period of (3.08)%. The difference between the actual per unit NAV total return of UGA of (3.77)% and the expected total return based on the Benchmark Futures Contract of (3.08)% was an error over the time period of (0.69)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, UGA earned dividend and interest income of $11,081, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the nine months ended September 30, 2013, UGA also collected $4,550 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the nine months ended September 30, 2013, UGA incurred net expenses of $415,991. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(400,360), which is equivalent to an annualized weighted average net income rate of approximately (0.90)% for the nine months ended September 30, 2013.

By comparison, for the nine months ended September 30, 2012, the actual total return of UGA as measured by changes in its per unit NAV was 25.55%. This was based on an initial per unit NAV of $48.37 as of December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $60.73. During this time period, UGA made no distributions to its unitholders. However, if UGA’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per unit NAV of $61.11 as of September 30, 2012, for a total return over the relevant time period of 26.34%. The difference between the actual per unit NAV total return of UGA of 25.55% and the expected total return based on the Benchmark Futures Contract of 26.34% was an error over the time period of (0.79)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, UGA earned dividend and interest income of $19,976, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2012, UGA also collected $10,850 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to UGA’s actual total return. During the nine months ended September 30, 2012, UGA incurred net expenses of $650,913. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(620,087), which is equivalent to an annualized weighted average net income rate of approximately (0.82)% for the nine months ended September 30, 2012.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per unit NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, UGA earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.27% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.90)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2003 and September 30, 2013. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its units match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA units during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA units made on December 31, 2012 and held to September 30, 2013, decreased based upon the changes in the NAV for UGA units on those days, by approximately 3.77%, while the spot price of gasoline for immediate delivery during the same period decreased by 4.83% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA units made on December 31, 2011 and held to September 30, 2012, increased based upon the changes in the NAV for UGA units on those days, by approximately 25.55%, while the spot price of gasoline for immediate delivery during the same period decreased by 9.89% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

Periods of contango or backwardation do not materially impact UGA’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UGA’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods

Gasoline Market. During the nine months ended September 30, 2013, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that rising crude oil prices in the United States were partially offset by resolution of refinery maintenance issues towards the end of September 2013, resulting in a net decrease in gasoline prices. The price of the Benchmark Futures Contract started the period at $2.761 per gallon. Prices rose sharply over the course of the period and hit a peak on February 19, 2013 of $3.3152 per gallon. The low for the period was on September 23, 2013, when the price dropped to $2.6150 per gallon. The period ended with the Benchmark Futures Contracts at $2.6282 per gallon, down approximately 4.83% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices as a gasoline service station).

Crude Oil Market. During the nine months ended September 30, 2013, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slow economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contribute to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent. United States crude oil prices finished the third quarter of 2013 approximately 11.45% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect

USCF believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as gasoline. At the same time, there can be other factors that, particularly in the short term, cause the price of gasoline to rise (or fall), more (or less) than the price of crude oil. For example, higher gasoline prices cause American consumers to reduce their gasoline consumption, particularly during the high demand period of the summer driving season and gasoline prices are impacted by the availability of refining capacity. Furthermore, a slowdown or recession in the U.S. economy may have a greater impact on U.S. gasoline prices than on global crude oil prices. As a result, it is possible that changes in gasoline prices may not match the changes in crude oil prices.

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

For the ten-year time period between September 30, 2003 and September 30, 2013, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of natural gas, large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline were strongly correlated to movements in crude oil and diesel-heating oil.

Correlation Matrix September 30, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.285)	0.967	0.419	0.382	0.099	0.196
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.258)	(0.321)	(0.265)	(0.019)	(0.248)
Global Equities (FTSE World Index)			1.000	0.485	0.450	0.148	0.212
Crude Oil				1.000	0.869	0.322	0.639
Diesel-Heating Oil					1.000	0.390	0.665
Natural Gas						1.000	0.221
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter, one-year period ended September 30, 2013, unleaded gasoline was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil, and natural gas. Unleaded gasoline remained strongly correlated with diesel-heating oil over the shorter period.

Correlation Matrix 12 Months ended September 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	0.177	0.852	0.270	0.047	0.065	(0.009)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.456	(0.346)	(0.441)	0.398	(0.438)
Global Equities (FTSE World Index)			1.000	0.111	0.012	0.138	(0.272)
Crude Oil				1.000	0.786	(0.403)	0.480
Diesel-Heating Oil					1.000	(0.267)	0.556
Natural Gas						1.000	0.064
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2013, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2013, UGA did not use other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2013, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

USCF attempts to manage the credit risk of UGA by following various trading limitations and policies. In particular, UGA generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Gasoline-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UGA to limit its credit exposure. An FCM, when acting on behalf of UGA in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UGA’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UGA’s assets related to foreign Futures Contracts trading.

If, in the future, UGA purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2013, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $51,987,126 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2013, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of September 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2013, UGA’s portfolio consisted of 458 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of September 30, 2013, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatesgasolinefund.com.

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

During the nine months ended September 30, 2013, UGA did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, UGA was not exposed to counterparty risk.

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

Date: November 12, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 12, 2013

