Form 10-K
period 2013-12-31
United States Gasoline Fund, LP
filed 2014-03-10
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530
Oakland, California 94612
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Shares of United States Gasoline Fund, LP	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

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
☐ Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2013 was: $54,260,000.

The registrant had 900,000 outstanding shares as of March 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES GASOLINE FUND, LP

Part I

Item 1.   Business.

What is UGA?

The United States Gasoline Fund, LP (“UGA”) is a Delaware limited partnership organized on April 13, 2007. UGA maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. UGA is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA’s shares began trading on February 26, 2008. USCF is the general partner of UGA and is responsible for the management of UGA.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USO, UNG, USL, UHN, DNO, UNL, BNO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).. For more information about each of the Related Public Funds, investors in UGA may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.  On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013.  On January 27, 2014, USCF withdrew the registration statement for HARD.  HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

USCF is required to evaluate the credit risk of UGA to the futures commission merchant (“FCM”), oversee the purchase and sale of UGA’s shares by certain Authorized Purchasers (“Authorized Purchasers”), review daily positions and margin requirements of UGA and manage UGA’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for UGA (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UGA.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UGA’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UGA’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

How Does UGA Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in gasoline prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the gasoline market in a transparent, cost-effective manner.

The net assets of UGA consist primarily of investments in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments include those allowing UGA to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this annual report on Form 10-K. UGA invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UGA are available on UGA’s website at www.unitedstatescommodityfunds.com.

The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of gasoline, as measured by the daily changes in the price of the futures contract on gasoline (also known as RBOB, for delivery to the New York harbor), traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that its per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. UGA may invest in interests other than the Benchmark Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Futures Contracts?” below in this annual report on Form 10-K.

USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. UGA’s “neutral” investment strategy is designed to permit investors generally to purchase and sell UGA’s shares for the purpose of investing indirectly in gasoline in a cost-effective manner, and/or to permit participants in the gasoline or other industries to hedge the risk of losses in their gasoline-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in gasoline and/or the risks involved in hedging may exist. In addition, an investment in UGA involves the risk that the changes in the price of UGA’s shares will not accurately track the changes in the Benchmark Futures Contract, and that changes in the Benchmark Futures Contract will not closely correlate with changes in the spot prices of gasoline.

The Benchmark Futures Contract is changed from the near month contract to expire to the next month contract to expire during one day each month. On that day, USCF closes or sells UGA’s Gasoline Interests and also reinvests or “rolls” in new Gasoline Interests.

The anticipated dates on which the Benchmark Futures Contracts will be changed and UGA’s Gasoline Interests will be “rolled” are posted on UGA’s website at www.unitedstatescommodityfunds.com, and are subject to change without notice.

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

Effective February 29, 2012, the shares issued by UGA may only be purchased by Authorized Purchasers and only in blocks of 50,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Purchasers may redeem shares and only in blocks of 50,000 shares called Redemption Baskets. Prior to February 29, 2012, Authorized Purchasers could only purchase or redeem shares in blocks of 100,000 shares. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets, are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by UGA. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

While UGA issues shares only in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any listed security.

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

By remaining invested as fully as possible in Futures Contracts or Other Gasoline-Related Investments, USCF believes that the daily changes in percentage terms in UGA’s per share NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of UGA. Additionally, Futures Contracts traded on the NYMEX have closely tracked the spot price of gasoline for delivery to the New York harbor. Based on these expected interrelationships, USCF believes that the daily changes in the price of UGA’s shares traded on the NYSE Arca have closely tracked and will continue to closely track on a daily basis the daily changes in the spot price of gasoline. For performance data relating to UGA’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UGA’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place UGA’s trades in Futures Contracts and Other Gasoline-Related Investments and otherwise manage UGA’s investments so that “A” will be within plus/minus 10 percent of “B”, where:

•	A is the average daily change in UGA’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UGA calculates its per share NAV; and

•	B is the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in UGA’s share price on the NYSE Arca to closely track the daily changes in UGA’s per share NAV. USCF believes that the net effect of these two expected relationships and the relationships described above between UGA’s per share NAV and the Benchmark Futures Contract, will be that the daily changes in the price of UGA’s shares on the NYSE Arca will closely track, in percentage terms, the daily changes in the spot price of gasoline, less UGA’s expenses. For performance data relating to UGA’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UGA’s Benchmark” in this annual report on Form 10-K.

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UGA’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting UGA’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Gasoline-Related Investments. To the extent that UGA invests in Other Gasoline-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If UGA is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Gasoline-Related Investments, a substantial portion of UGA’s assets could be invested in accordance with such priority in Other Gasoline-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UGA’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Gasoline-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments include those allowing UGA to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business –Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UGA’s ability to invest in over-the-counter transactions and cleared swaps.

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

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflicts in the Middle East represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 5,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for gasoline. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its gasoline contract as the NYMEX. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2013, UGA held 486 NYMEX RBOB Gasoline Futures RB contracts. As of December 31, 2013, UGA did not hold any Futures Contracts traded on the ICE Futures. For the year ended December 31, 2013, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because of UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract to expire during one day each month. For the year ended December 31, 2013, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms.  Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UGA, but it may be substantial and adverse. By way of example, the aggregation rules in combination with the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.  See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

Price Volatility. The price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for gasoline are more currently and directly influenced by economic factors for which current data is available and are traded by gasoline futures traders throughout the day. Because UGA invests a significant portion of its assets in Futures Contracts, the assets of UGA, and therefore the prices of UGA shares, may be subject to greater volatility than traditional securities.

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

Why Does UGA Purchase and Sell Futures Contracts?

UGA’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the Benchmark Futures Contract, less UGA’s expenses. UGA invests primarily in Futures Contracts. UGA seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Gasoline-Related Investments) it holds.

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

UGA may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction.)  These EFR transactions may expose UGA to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

UGA may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. UGA would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the 12 month reporting period ended December 31, 2013, UGA limited its derivatives activities to Futures Contracts and EFR transactions.

Pyramiding

UGA has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

In its capacity as the Custodian for UGA, BBH&Co. may hold UGA’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the shares. In addition, in its capacity as Administrator for UGA, BBH&Co. performs certain administrative and accounting services for UGA and prepares certain SEC, NFA and CFTC reports on behalf of UGA. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Post Office Square, Boston, MA 02110-1548. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

UGA also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is the marketing agent for UGA. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UGA’s FCM, effective October 10, 2013. Prior to October 10, 2013, UBS Securities LLC (“UBS Securities”) was UGA’s FCM. This agreement requires RBC Capital to provide services to UGA, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased or sold by or through RBC Capital for UGA’s account. For the period October 10, 2013 and after, UGA pays RBC Capital commissions for executing and clearing trades on behalf of UGA. Prior to October 10, 2013, UGA paid UBS Securities commissions for executing and clearing trades on behalf of UGA.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. UBS Securities’ principal business address is 677 Washington Blvd., Stamford, Connecticut 06901. From UGA’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for UGA. Effective October 10, 2013, RBC Capital became the futures clearing broker for UGA. Both RBC Capital and UBS Securities are registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

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

RBC Capital will act only as clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. Prior to October 10, 2013, UBS Securities acted only as clearing broker for UGA and as such was paid commissions for executing and clearing trades on behalf of UGA. Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this annual report on Form 10-K. Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or UGA.

Neither RBC Capital nor UBS Securities is affiliated with UGA or USCF. Therefore, neither USCF nor UGA believes that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as UGA’s FCM.

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

Fees and Compensation Arrangements between UGA and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UGA
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
RBC Capital Markets, LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UGA pays this compensation.

New York Mercantile Exchange Licensing Fee(4)

Assets	Licensing Fee
Prior to October 19, 2011:
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV
On and after October 20, 2011:	0.015% on all net assets

(4)
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UGA is responsible for its pro rata share of the assets held by UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by UGA from Inception through December 31, 2013 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$2,482,683
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$341,833
Other Amounts Paid or Accrued(5):	$1,863,416
Total Expenses Paid or Accrued:	$4,687,932
Expenses Waived(6):	$(1,030,862)
Total Expenses Paid or Accrued Including Expenses Waived(6):	$3,657,070

(5)
Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(6)
USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to pay such expenses in subsequent periods.

Expenses Paid or Accrued by UGA from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.08 % annualized
Other Amounts Paid or Accrued(7):	0.45 % annualized
Total Expenses Paid or Accrued:	1.13 % annualized
Expenses Waived(8):	(0.25) % annualized
Total Expenses Paid or Accrued Including Expenses Waived(8):	0.88 % annualized

(7)
Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)
USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to pay such expenses in subsequent periods.

Other Fees. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $200,000 for the fiscal year ended December 31, 2013. In addition, UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2013 was $13,365.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares. DTC Participants acting on behalf of investors holding shares through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

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

Calculating Per Share NAV

UGA’s per share NAV is calculated by:

•	Taking the current market value of its total assets;
•	Subtracting any liabilities; and
•	Dividing that total by the total number of outstanding shares.

The Administrator calculates the per share NAV of UGA once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UGA investments (including Futures Contracts not traded on the NYMEX, Other Gasoline-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., UGA and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UGA in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to UGA for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of UGA as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Futures Contracts on the NYMEX. The prices reported for those Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of UGA’s investments. The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which UGA’s shares are traded on the NYSE Arca, but real-time NYMEX trading prices for gasoline Futures Contracts traded on the NYMEX are not available. During such gaps in time, the indicative fund value will be calculated based on the end of day price of such Futures Contracts from the NYMEX immediately preceding trading session. In addition, other Futures Contracts, Other Gasoline-Related Investments and Treasuries held by UGA will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of UGA shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of UGA and the indicative fund value. If the market price of UGA shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if UGA appears to be trading at a discount compared to the indicative fund value, a market professional could buy UGA shares on the NYSE Arca and sell short gasoline Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of UGA and the indicative fund value and thus can be beneficial to all market participants.

Creation and Redemption of Shares

UGA creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UGA or the distribution by UGA of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of UGA. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by UGA, without the consent of any limited partner or shareholder or Authorized Purchaser. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers was $350 to UGA for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or USCF, and no such person will have any obligation or responsibility to USCF or UGA to effect any sale or resale of shares. As of December 31, 2013, 13 Authorized Purchasers had entered into agreements with USCF on behalf of UGA. During the year ended December 31, 2013, UGA issued 7 Creation Baskets and redeemed 10 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical gasoline market and the gasoline futures market. In some cases, Authorized Purchasers or their affiliates may from time to time buy gasoline or sell gasoline or Gasoline Interests and may profit in these instances. USCF believes that the size and operation of the gasoline market make it unlikely that an Authorized Purchaser’s direct activities in the gasoline or securities markets will significantly affect the price of gasoline, Gasoline Interests, or the price of the shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UGA for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UGA’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of UGA (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

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

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UGA’s per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to UGA at that time will not enable it to meet its investment objective;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to UGA, the limited partners or its shareholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.

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

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UGA’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UGA for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UGA’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from UGA consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of UGA (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UGA’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate UGA for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers was $350 for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Secondary Market Transactions

As noted, UGA creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UGA or the distribution by UGA of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public shares of any baskets it does create. Authorized Purchasers that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of UGA at the time the Authorized Purchaser purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Gasoline-Related Investments. The prices of shares offered by Authorized Purchasers are expected to fall between UGA’s per share NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or USCF, and no such person has any obligation or responsibility to USCF or UGA to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Gasoline-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Gasoline-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

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

The offer and sale of shares of UGA, as well as shares of each of the Related Public Funds is registered under the Securities Act. UGA and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self regulatory association, FINRA.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as UGA or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets are regulated by the CFTC and SEC. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

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

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UGA is authorized to engage in that may ultimately impact the ability of UGA to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security- based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility.  On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013.  Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed on a SEF.

On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement.  The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement, if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program.  However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as UGA) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as UGA), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on gasoline) began on May 29, 2013 and reporting of all historical swaps for all asset classes began on September 30, 2013.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps.  In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UGA in connection with uncleared swaps.

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

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

UGA’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO and their respective associated persons.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms.  Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits.  Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UGA, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.

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

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps.  In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UGA in connection with uncleared swaps.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES GASOLINE FUND (U.S. Reg. No. 3486625) for “Fund investment services in the field of gasoline futures contracts, cash-settled options on gasoline futures contracts, forward contracts for gasoline, over-the-counter transactions based on the price of gasoline, and indices based on the foregoing,” in use since February 22, 2008, UGA UNITED STATES GASOLINE FUND, LP (and Design) (U.S. Reg. No. 3638984) for “Investment services in the field of gasoline futures contracts and other gasoline related investments,” in use since February 26, 2008, and UGA UNITED STATES GASOLINE FUND, LP (and Flame Design) (U.S. Reg. No. 4440923) for “Financial investment services in the field of gasoline futures contracts, cash-settled options on gasoline futures contracts, forward contracts for gasoline, over-the-counter transactions based on the price of gasoline, and indices based on the foregoing” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for UNITED STATES COMMODITY FUNDS (U.S. Reg. No. 3600670) for “Fund investment services,” in use since June 24, 2008, USCF (U.S. Reg. No. 3638987) for “Fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “Fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A. Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UGA’s financial statements and the related notes.

UGA’s investment objective is for the daily percentage change in the net asset value per share to reflect the daily percentage changes of the spot price of unleaded gasoline, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, less UGA’s expenses.  UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that the daily changes in its net asset value, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms.  UGA’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in unleaded gasoline and to hedge against movements in the spot price of unleaded gasoline.  An investment in UGA involves investment risk similar to a direct investment in Futures Contracts and Other Gasoline-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of unleaded gasoline will have an efficient hedge only if the price they pay for their shares closely correlates with the price of unleaded gasoline.  In addition to investment risk and correlation risk, an investment in UGA involves tax risks, over-the-counter risks, and other risks.

Investment Risk

The net asset value of UGA’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UGA and fluctuations in the prices of these assets could materially adversely affect an investment in UGA’s shares.

UGA’s investment objective is for the net asset value of its shares to track the price of the Benchmark Futures Contract, less expenses.  The net assets of UGA consist primarily of investments in Futures Contracts and, to a lesser extent, in Other Gasoline-Related Investments.   The net asset value of UGA’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of unleaded gasoline in the marketplace.  Unleaded gasoline prices depend on local, regional and global events or conditions that affect supply and demand for oil.

Economic conditions.  The demand for unleaded gasoline correlates closely with general economic growth rates.  The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on unleaded gasoline prices.  Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations, can also impact the demand for unleaded gasoline. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for unleaded gasoline.

Other demand-related factors.  Other factors that may affect the demand for unleaded gasoline and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for unleaded gasoline associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other supply-related factors.  Unleaded gasoline prices also vary depending on a number of factors affecting supply.  For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce unleaded gasoline prices to the extent such supply increases are not offset by commensurate growth in demand.  Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of unleaded gasoline.  World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to OPEC production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for gasoline.

Other market factors. The supply of and demand for unleaded gasoline may also be impacted by changes in interest rates, inflation, and other local or regional market conditions.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of unleaded gasoline will have an efficient hedge only if the price they pay for their shares closely correlates with the price of unleaded gasoline.  Investing in UGA’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than net asset value.
•	Daily percentage changes in net asset value may not closely correlate with daily percentage changes in the price of the Benchmark Futures Contract.
•	Daily percentage changes in the prices of the Benchmark Futures Contract may not closely correlate with daily percentage changes in the price of unleaded gasoline.

The market price at which investors buy or sell shares may be significantly less or more than net asset value.

UGA’s net asset value per share will change throughout the day as fluctuations occur in the market value of UGA’s portfolio investments.  The public trading price at which an investor buys or sells shares during the day from their broker may be different from the net asset value of the shares.  Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the unleaded gasoline and the Benchmark Futures Contract at any point in time.  USCF expects that exploitation of certain arbitrage opportunities by Authorized Purchasers and their clients and customers will tend to cause the public trading price to track net asset value per share closely over time, but there can be no assurance of that.

The net asset value of UGA’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which unleaded gasoline is traded.  While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which sweet, light unleaded gasoline trade may not necessarily coincide during all of this time.  For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global gasoline market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time.  As a result, during periods when the NYSE Arca is open and the futures exchanges on which unleaded gasoline is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the net asset value of the shares.

Daily percentage changes in UGA’s net asset value may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.

It is possible that the daily percentage changes in UGA’s net asset value per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract.  Non-correlation may be attributable to disruptions in the market for unleaded gasoline, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances.  As UGA approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, UGA may begin investing in Other Gasoline-Related Investments.  In addition, UGA is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by UGA is reduced by expenses and transaction costs, including those incurred in connection with UGA’s trading activities, and increased by interest income from UGA’s holdings of Treasury securities.  Tracking the Benchmark Futures Contract requires trading of UGA’s portfolio with a view to tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of  unleaded gasoline.

The correlation between changes in prices of the Benchmark Futures Contract and the spot price of unleaded gasoline may at times be only approximate.  The degree of imperfection of correlation depends upon circumstances such as variations in the speculative gasoline market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Gasoline-Related Investments, and technical influences in oil futures trading.

Natural forces in the oil futures market known as “backwardation” and “contango” may increase UGA’s tracking error and/or negatively impact total return.

The design of UGA’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration.  In the event of an unleaded gasoline futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in unleaded gasoline prices the value of the benchmark contract would tend to rise as it approaches expiration.  Conversely, in the event of a unleaded gasoline futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in unleaded gasoline prices the value of the benchmark contract would tend to decline as it approaches expiration.  When compared to total return of other price indices, such as the spot price of unleaded gasoline, the impact of backwardation and contango may cause the total return of UGA’s per share net asset value to vary significantly. Moreover, absent the impact of rising or falling gasoline prices, a prolonged period of contango could have a significant negative impact on UGA’s per share net asset value and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”).  On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules, among other things:  identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules;  and apply to both futures and swaps across four relevant venues — OTC, DCMs, SEFs as well as non-U.S. located trading platforms.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”).  Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas).  As a result, UGA may be limited with respect to the size of its investments in Futures Contracts and Other Gasoline-Related Investment subject to these limits.  Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps.  Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding.  At this time, it is unclear how the Proposed Aggregation Requirements may affect UGA, but it may be substantial and adverse.  By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.

All of these limits may potentially cause a tracking error between the price of UGA’s shares and the price of the Benchmark Futures Contract.  This may in turn prevent investors from being able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in unleaded gasoline.

UGA has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Gasoline-Related Investments.  If UGA encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed unleaded gasoline futures.  In addition, if UGA exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UGA’s shares and the price of the Benchmark Futures Contract.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of UGA’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by UGA in making allocations for tax purposes and other factors, an investor’s allocable share of UGA’s income, gain, deduction or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UGA in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UGA is in many respects uncertain. UGA applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge UGA’s allocation methods and require UGA to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

UGA could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

UGA has received an opinion of counsel that, under current U.S. federal income tax laws, UGA will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UGA’s annual gross income consists of “qualifying income” as defined in the Code, (ii) UGA is organized and operated in accordance with its governing agreements and applicable law and (iii) UGA does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that UGA has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. UGA has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that UGA is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, UGA would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income. Taxation of UGA as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UGA is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UGA has a more complex tax treatment than traditional mutual funds.

UGA is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by UGA on its income. Instead, UGA will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of UGA.

This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from UGA during the taxable year. A shareholder, therefore, may be allocated income or gain by UGA but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which UGA does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in UGA. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of UGA’s assets may be used to trade over-the-counter Gasoline Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC.  The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets.  To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party.  On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).  The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards.  While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose UGA in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.  On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DC’s.  This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013.  Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps.  As a result, if UGA enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UGA to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis.  See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

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

Valuing over-the-counter derivatives may be less certain that actively traded financial instruments.

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

The regulatory requirements for posting margin in uncleared swap transactions is evolving.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps.  The rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UGA in connection with uncleared swaps.

Other Risks

Certain of UGA’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price.  It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its unleaded gasoline production or exports, or another major export, can also make it difficult to liquidate a position.  Because both Futures Contracts and Other Gasoline-Related Investments may be illiquid, UGA's Gasoline Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.  The large size of the positions that UGA may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

Over-the-counter contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty.  These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact UGA’s ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

UGA is not actively managed and tracks the Benchmark Futures Contract during periods in which the price of the Benchmark Futures Contract is flat or declining as well as when the price is rising.

UGA is not actively managed by conventional methods.  Accordingly, if UGA’s investments in Gasoline Interests are declining in value, UGA will not close out such positions except in connection with paying the proceeds to an Authorized Purchaser upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Futures Contract.  USCF will seek to cause the net asset value of UGA’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

The NYSE Arca may halt trading in UGA’s shares, which would adversely impact an investor’s ability to sell shares.

UGA’s shares are listed for trading on the NYSE Arca under the market symbol “UGA.”  Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable.  In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline.  Additionally, there can be no assurance that the requirements necessary to maintain the listing of UGA’s shares will continue to be met or will remain unchanged.

The lack of an active trading market for UGA’s shares may result in losses on an investor’s investment in UGA at the time the investor sells the shares.

Although UGA’s shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the shares will be maintained.  If an investor needs to sell shares at a time when no active trading market for them exists, the price the investor receives upon sale of the shares, assuming they were able to be sold, likely would be lower than if an active market existed.

USCF is leanly staffed and relies heavily on key personnel to manage UGA and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as UGA and has been managing such investment vehicles since April 2006.  In managing and directing the day-to-day activities and affairs of UGA, USCF relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UGA.

There is a risk that UGA will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UGA may not earn any profit.

UGA pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of net asset value on its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UGA’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements.  In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on UGA is impossible to predict, but it could be substantial and adverse.  For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UGA, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

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

However, there can be no assurance that such non-correlation will continue during future periods.  If, contrary to historic patterns, UGA's performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in UGA’s shares.  In such a case, UGA may have no gains to offset losses from other investments, and investors may suffer losses on their investment in UGA at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on unleaded gasoline prices and unleaded gasoline-linked instruments, including Futures Contracts and Other Gasoline-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UGA's investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of unleaded gasoline and prices of other financial assets, such as stocks and bonds, are negatively correlated.  In the absence of negative correlation, UGA cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

UGA is not a registered investment company so shareholders do not have the protections of the 1940 Act.

UGA is not an investment company subject to the 1940 Act.  Accordingly, investors do not have the protections afforded by that statute, which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

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

UGA and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

UGA is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Purchasers.  USCF’s officers, directors and employees do not devote their time exclusively to UGA.  These persons are directors, officers or employees of other entities that may compete with UGA for their services. They could have a conflict between their responsibilities to UGA and to those other entities.  As a result of these and other relationships, parties involved with UGA have a financial incentive to act in a manner other than in the best interests of UGA and the shareholders.  USCF has not established any formal procedure to resolve conflicts of interest.  Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably.  Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

UGA may also be subject to certain conflicts with respect to the FCM, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCM.  In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UGA trades using the clearing broker to be used by UGA.  A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UGA.

UGA could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

UGA may terminate at any time, regardless of whether UGA has incurred losses, subject to the terms of the LP Agreement.  In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of UGA could cause UGA to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UGA.  UGA’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

UGA does not expect to make cash distributions.

UGA has not previously made any cash distributions and intends to reinvest any realized gains in additional Gasoline Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, UGA generally does not expect to distribute cash to limited partners.  An investor should not invest in UGA if the investor will need cash distributions from UGA to pay taxes on its share of income and gains of UGA, if any, or for any other reason.  Nonetheless, although UGA does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Gasoline Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax.  If this income becomes significant then cash distributions may be made.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on UGA’s net asset value.

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

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry.  In addition, the current administration and Congress have periodically been reaching impasses in passing a fiscal budget, which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continue or if UGA is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, UGA would be negatively impacted.  In addition, UGA might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile.  A poor financial recovery could adversely affect the financial condition and results of operations of UGA’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve UGA’s investment objective.

The failure or bankruptcy of a clearing broker or UGA’s Custodian could result in a substantial loss of UGA’s assets and could impair UGA in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account.  If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy.  In that event, the clearing broker’s customers, such as UGA, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers.  The bankruptcy of a clearing broker could result in the complete loss of UGA’s assets posted with the clearing broker, although the majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. UGA may also be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent UGA’s clearing broker is required to post UGA’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers.  If UGA’s clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by UGA and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear UGA’s trades.

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

It is possible that third parties might utilize UGA’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for UGA’s business method and has registered its trademarks. UGA does not currently have any proprietary software. However, if it obtains proprietary software in the future, any unauthorized use of UGA’s proprietary software and other technology could also adversely affect its competitive advantage.  UGA may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology.  Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights.  As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid.  Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from UGA, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

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

Price Range of Shares

UGA’s shares have traded on the NYSE Arca under the symbol “UGA” since November 25, 2008. Prior to trading on the NYSE Arca, UGA’s shares traded on the AMEX under the symbol “UGA” since its initial public offering on February 26, 2008. The following table sets forth the range of reported high and low sales prices of the shares as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2013
First quarter	$65.71	$57.26
Second quarter	$61.32	$53.82
Third quarter	$62.87	$54.91
Fourth quarter	$60.54	$53.70

	High	Low
Fiscal year 2012
First quarter	$58.42	$49.63
Second quarter	$58.55	$45.32
Third quarter	$61.54	$48.42
Fourth quarter	$61.66	$53.85

As of December 31, 2013, UGA had approximately 4,692 holders of shares.

Dividends

UGA has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UGA does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Purchasers, UGA redeemed 10 baskets (comprising 500,000 shares) during the year ended December 31, 2013.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2013, 2012, 2011, 2010 and 2009)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Total assets	$57,156	$64,539	$77,673	$67,708	$69,578
Net realized and unrealized gain on futures transactions, inclusive of commissions	$3,448	$14,879	$14,789	$6,822	$32,948
Net income	$2,961	$14,177	$13,972	$6,286	$32,580
Weighted-average limited partnership shares	997,123	1,672,951	2,303,014	2,026,027	2,072,603
Net income per share	$1.50	$10.02	$6.31	$5.65	$16.20
Net income per weighted average share	$2.97	$8.47	$6.07	$3.10	$15.72
Cash and cash equivalents at end of year	$52,193	$56,401	$68,137	$61,357	$61,883

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of gasoline, as measured by the daily changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Gasoline-Related Investments.

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of gasoline.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for gasoline traded on the NYMEX unless the near month contract is within two weeks of expiration in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UGA are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Gasoline futures prices were volatile during the year ended December 31, 2013. The price of the Benchmark Futures Contract started the year at $2.7617 per gallon. Prices hit a peak on February 19, 2013 of $3.3152 per gallon. The low for the year was on November 7, 2013, when the prices dropped to $2.5031 per gallon. The year ended with the Benchmark Futures Contract at $2.7859 per gallon, up approximately 0.88% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the year at $58.39 and ended the year at $59.89 on December 31, 2013, an increase of approximately 2.57% over the year. UGA’s per share NAV reached its high for the year on February 14, 2013 at $65.48 and reached its low for the year on November 7, 2013 at $53.74. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the February 2014 contract. The increase of approximately 0.88% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the year ended December 31, 2013, the gasoline futures market exhibited periods of both contango and backwardation, with the market in backwardation the majority of the time. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UGA’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UGA investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per share and issued 300,000 shares to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Group, in exchange for $15,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. As of December 31, 2013, UGA had issued 9,100,000 shares, 950,000 of which were outstanding. As of December 31, 2013, there were 70,900,000 shares registered but not yet issued.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2013, UGA had the following Authorized Purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

As of December 31, 2013, the total unrealized gain on Futures Contracts owned or held on that day was $2,598,553 and UGA established cash deposits and investments in Treasuries and money market funds that were equal to $54,246,641. UGA held 96.21% of its cash assets in overnight deposits and investments in Treasuries and money market funds at the Custodian, while 3.79% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $59.89.

By comparison, as of December 31, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $2,608,343 and UGA established cash deposits and investments in Treasuries and money market funds that were equal to $61,570,752. UGA held 91.60% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 8.40% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2013, as compared to December 31, 2012, was the result of UGA’s smaller size during the year ended December 31, 2013 as measured by total net assets. The ending per share NAV on December 31, 2012 was $58.39. The increase in the per share NAV for December 31, 2013 as compared to December 31, 2012 was primarily due to the decrease in the price of the Benchmark Futures Contracts between the year ended December 31, 2012 and the year ended December 31, 2013.

By comparison, as of December 31, 2011, the total unrealized gain on gasoline Futures Contracts owned or held on that day was $4,729,725 and UGA established cash deposits and investments in Treasuries and money market funds that were equal to $72,599,046. UGA held 93.85% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 6.15% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2012 as compared to December 31, 2011, was the result of UGA’s smaller size during the year ended December 31, 2012 as measured by total net assets.  The ending per share NAV on December 31, 2011 was $48.37. The increase in the per share NAV for December 31, 2012, as compared to December 31, 2011 was primarily due to the impact of backwardation and the increase in the price of the Benchmark Futures Contract between the year ended December 31, 2011 and the year ended December 31, 2012.

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

During the year ended December 31, 2013, the average daily total net assets of UGA were $58,529,442.  The management fee incurred by UGA during the year amounted to $351,177. By comparison, during the year ended December 31, 2012, the average daily total net assets of UGA were $91,674,247. The management fee paid by UGA during the year amounted to $550,046. By comparison, during the year ended December 31, 2011, the average daily total net assets of UGA were $112,658,149. The management fee paid by UGA during the year amounted to $675,949.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the year ended December 31, 2013 was $333,136, as compared to $392,438 for the year ended December 31, 2012 and $371,963 for the year ended December 31, 2011. The decrease in gross total expenses excluding management fees for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due to reduced trading and reduced expected tax reporting, audit, and legal expenses during the year ended December 31, 2013 as represented by total net assets. The increase in gross total expenses excluding management fees for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to an increased amortization rate for registration expenses and an increased share of directors’ fees and expenses being borne by UGA during the year ended December 31, 2012. For the year ended December 31, 2013, UGA incurred $46,454 in ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the years ended December 31, 2012 and 2011, UGA incurred $20,911 and $9,125, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional shares. The increase in registration fees and expenses incurred by UGA for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to an increased amortization schedule during the year ended December 31, 2013. The increase in registration fees and expenses incurred by UGA for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to an increased amortization schedule during the year ended December 31, 2012. During the years ended December 31, 2013, 2012 and 2011, a voluntary expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $137,776, $139,446 and $104,053 for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $684,313, $942,484 and $1,047,912, respectively, and after allowance for the expense waiver, totaled $546,537, $803,038, and $943,859, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2013 was $13,365.  By comparison, these fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2012 was $18,888. The decrease in directors’ fees and expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was primarily due to UGA’s smaller size during the year ended December 31, 2013. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2011 was $14,746.  The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the year ended December 31, 2013, total commissions accrued to brokers amounted to $39,110. Of this amount, approximately $37,932, or 96.99% was a result of rebalancing costs and approximately $1,178, or 3.01% was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $63,245. Of this amount, approximately $58,167, or 91.97% was a result of rebalancing costs and approximately $5,078, or 8.03% was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $81,427. Of this amount, approximately $76,347, or 93.76% was a result of rebalancing costs and approximately $5,080, or 6.24% was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the year ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2013 represents approximately 0.07% of average daily total net assets. By comparison, as an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2012 represented approximately 0.07% of average daily total net assets and the figure for the year ended December 31, 2011 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $200,000 for the year ended December 31, 2013. USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2013, USCF waived $137,776 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with UGA’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2013, UGA earned $14,479 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. UGA purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2012 and 2011, UGA earned $26,007 and $19,169, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03% and 0.02%, respectively. UGA purchased Treasuries during the years ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods.  Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2013, as compared to the year ended December 31, 2012 and similar compared to the year ended December 31, 2011. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was similar during the year ended December 31, 2013, as compared to the year ended December 31, 2012 and was similar as compared to the year ended December 31, 2011.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Portfolio Expenses. During the three months ended December 31, 2013, the average daily total net assets of UGA were $55,178,214. The management fee incurred by UGA during the period amounted to $83,448. By comparison, during the three months ended December 31, 2012, the average daily total net assets of UGA were $64,456,487. The management fee paid by UGA during the period amounted to $97,214. By comparison, during the three months ended December 31, 2011, the average daily total net assets of UGA were $77,734,009. The management fee paid by UGA during the period amounted to $117,560.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended December 31, 2013 was $63,128, as compared to $119,329 for the three months ended December 31, 2012 and $23,791 for the three months ended December 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, was primarily due to UGA’s smaller size during the three months ended December 31, 2013, as represented by total net assets. The increase in gross total expenses excluding management fees for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, was primarily due to UGA’s increased audit and tax reporting expenses during the three months ended December 31, 2012. For the three months ended December 31, 2013, UGA incurred $11,709 in ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the three months ended December 31, 2012 and 2011, UGA incurred $11,709 and $2,300, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional shares. The registration fees and expenses incurred by UGA for the three months ended December 31, 2013 and 2012 were the same. The increase in registration fees and expenses incurred by UGA for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily due to an increased amortization schedule during the three months ended December 31, 2012. During the three months ended December 31, 2013, 2012 and 2011, a voluntary expense waiver was in effect to offset certain of the expenses incurred by UGA. During the three months ended December 31, 2011, UGA’s expenses did not exceed 0.15% (15 basis points) of its NAV; therefore, no expenses were waived by USCF. During the three months ended December 31, 2013 and 2012, the total amount of the expense waiver was $16,030 and $64,418, respectively. For the three months ended December 31, 2013 and 2012, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $146,576 and $216,543, respectively, and after allowance for the expense waiver, totaled $130,546 and $152,125, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2013 was $13,365.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $9,277. Of this amount, approximately $9,114, or 98.24% was a result of rebalancing costs and approximately $163, or 1.76% was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted to $11,642. Of this amount, approximately $11,311, or 97.16% was a result of rebalancing costs and approximately $331, or 2.84% was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $15,051. Of this amount, approximately $14,330, or 95.21% was a result of rebalancing costs and approximately $721, or 4.79% was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the three months ended December 31, 2013. The decrease in the total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the three months ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2013 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2012 represented approximately 0.07% of average daily total net assets and the figure for the three months ended December 31, 2011 represented approximately 0.08% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $200,000 for the year ended December 31, 2013. USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended December 31, 2013, USCF waived $16,030 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with UGA’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2013, UGA earned $3,398 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. UGA purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period.  By comparison, for the three months ended December 31, 2012 and 2011, UGA earned $6,031and $3,851, respectively in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04% and 0.02, respectively. UGA purchased Treasuries during the three months ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were similar during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and similar compared to the three months ended December 31, 2011. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was similar during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 and was similar as compared to the three months ended December 31, 2011.

Tracking UGA’s Benchmark. USCF seeks to manage UGA’s portfolio such that average daily changes in its per share NAV, on a percentage basis, closely track the average daily changes in the price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UGA’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30 valuation days ended December 31, 2013, the simple average daily change in the Benchmark Futures Contract was 0.172%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.167%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.604)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2013.

Since the commencement of the offering of UGA shares to the public on February 26, 2008 to December 31, 2013, the simple average daily change in the Benchmark Futures Contract was 0.042%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.039%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.977)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the year ended December 31, 2013, the actual total return of UGA as measured by changes in its per share NAV was 2.57%. This is based on an initial per share NAV of $58.39 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $58.39. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $60.46 as of December 31, 2013, for a total return over the relevant time period of 3.54%. The difference between the actual per share NAV total return of UGA of 2.57% and the expected total return based on the Benchmark Futures Contract of 3.54% was an error over the time period of (0.97)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, UGA earned dividend and interest income of $14,479, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2013, UGA also collected $5,600 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UGA’s actual total return. During the year ended December 31, 2013, UGA incurred net expenses of $546,537. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(526,458) which is equivalent to a weighted average net income rate of approximately (0.90)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of UGA as measured by changes in its per share NAV was 20.72%. This was based on an initial per share NAV of $48.37 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $58.39. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $58.89 as of December 31, 2012, for a total return over the relevant time period of 21.75%. The difference between the actual per share NAV total return of UGA of 20.72% and the expected total return based on the Benchmark Futures Contract of 21.75% was an error over the time period of (1.03)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. In addition, during the year ended December 31, 2012, UGA earned dividend and interest income of $26,007, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, UGA also collected $12,250 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UGA’s actual total return. During the year ended December 31, 2012, UGA incurred net expenses of $803,038. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(764,781), which is equivalent to a weighted average net income rate of approximately (0.83)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of UGA as measured by changes in its per share NAV was 15.00%. This was based on an initial per share NAV of $42.06 on December 31, 2010 and an ending per share NAV as of December 31, 2011 of $48.37. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $48.76 as of December 31, 2011, for a total return over the relevant time period of 15.93%. The difference between the actual per share NAV total return of UGA of 15.00% and the expected total return based on the Benchmark Futures Contract of 15.93% was an error over the time period of (0.93)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. In addition, during the year ended December 31, 2011, UGA earned dividend and interest income of $19,169, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, UGA also collected $26,200 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UGA’s actual total return. During the year ended December 31, 2011, UGA incurred net expenses of $943,859. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(898,490), which is equivalent to a weighted average net income rate of approximately (0.80)% for the year ended December 31, 2011.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, UGA earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.60)% for management fees, approximately (0.07)% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately (0.27)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.90)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10 year period between December 31, 2003 and December 31, 2013. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2012 and held to December 31, 2013 increased based upon the changes in the NAV for UGA shares on those days, by approximately 2.57%, while the spot price of gasoline for immediate delivery during the same period increased by 0.88% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2011 and held to December 31, 2012 increased based upon the changes in the NAV for UGA shares on those days, by approximately 20.72%, while the spot price of gasoline for immediate delivery during the same period increased by 3.92% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

Periods of contango or backwardation do not materially impact UGA’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UGA’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Gasoline Market. During the year ended December 31, 2013, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that rising crude oil prices in the United States were partially offset by resolution of refinery maintenance issues towards the end of September 2013, resulting in gasoline prices that concluded the year up only a moderate amount. The price of the Benchmark Futures Contract began 2013 at $2.7617 per gallon. Prices rose sharply over the course of the year and hit a peak on February 19, 2013 of $3.3152 per gallon. The low for the year was on November 7, 2013, when the price dropped to $2.5031 per gallon. The year ended with the Benchmark Futures Contract at $2.7859 per gallon, up approximately 0.88% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the year ended December 31, 2013, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by OPEC to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contributed to heightened volatility.  In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the year ended December 31, 2013 approximately 2.79% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten year time period between 2003 and 2013, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of natural gas, large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline were strongly correlated to movements in crude oil and diesel-heating oil.

Correlation Matrix December 31, 2003-2013*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.282)	0.961	0.408	0.375	0.089	0.273
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.259)	(0.318)	(0.263)	(0.035)	(0.277)
Global Equities (FTSE World Index)			1.000	0.480	0.446	0.136	0.318
Crude Oil				1.000	0.863	0.317	0.738
Diesel-Heating Oil					1.000	0.385	0.771
Natural Gas						1.000	0.261
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter one-year period ended December 31, 2013, unleaded gasoline was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, and natural gas. Unleaded gasoline remained strongly correlated with crude oil and diesel-heating oil over the shorter period.

Correlation Matrix 12 Months ended December 31, 2013*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	0.276	0.876	0.048	(0.041)	0.149	0.369
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.531	(0.516)	(0.447)	0.461	(0.463)
Global Equities (FTSE World Index)			1.000	(0.035)	(0.065)	0.166	0.091
Crude Oil				1.000	0.659	(0.101)	0.753
Diesel-Heating Oil					1.000	(0.158)	0.668
Natural Gas						1.000	0.058
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

The correlations between gasoline, crude oil, natural gas and diesel-heating oil are relevant because USCF endeavors to invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments so that daily changes in percentage terms in UGA’s per share NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the gasoline Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the daily changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with daily changes in percentage terms in the spot price of gasoline.

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

Liquidity and Capital Resources

UGA has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UGA has met, and it is anticipated that UGA will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UGA’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

UGA currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at the Custodian and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the years ended December 31, 2013 and 2012, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2013 and 2012, UGA used other assets to pay cash expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2013, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

Prior to the initial offering of UGA, all payments with respect to UGA’s expenses were paid by USCF. UGA does not have an obligation or intention to refund such payments by USCF. USCF is under no obligation to pay UGA’s current or future expenses. Since the initial offering of shares, UGA has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UGA’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UGA are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UGA will terminate and investors may lose all or part of their investment.

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

As of December 31, 2013, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $54,246,641 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2013, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of December 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UGA requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares as of February 29, 2012 called “Redemption Baskets”. (Prior to February 29, 2012, the size of the Redemption Basket was 100,000 shares.) UGA has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

Contractual Obligations

UGA’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UGA’s NAV, currently 0.60% of NAV on its average daily total net assets.

USCF agreed to pay the start-up costs associated with the formation of UGA, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of UGA and its shares with the SEC, FINRA and NYSE Arca (formerly, AMEX), respectively. However, since UGA’s initial offering of shares, offering costs incurred in connection with registering and listing additional shares of UGA have been directly borne on an ongoing basis by UGA, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

In addition to USCF’s management fee, UGA pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UGA’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UGA also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UGA’s per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UGA’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of December 31, 2013, UGA’s portfolio consisted of 486 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of December 31, 2013, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

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

UGA may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract. (“Exchange for Risk” or “EFR” transaction.)  These EFR transactions may expose UGA to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the 12 month reporting period ended December 31, 2013, UGA limited its over-the-counter activities to EFR transactions.

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

United States Gasoline Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UGA’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2013, UGA’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States Gasoline Fund, LP

We have audited the internal control over financial reporting of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013, of the Fund and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Spicer and Jeffries LLP
Greenwood Village, Colorado
March 10, 2014

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Gasoline Fund, LP

We have audited the accompanying statements of financial condition of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2013 and 2012, including the schedule of investments as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2013, 2012 and 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Gasoline Fund, LP as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer and Jeffries LLP
Greenwood Village, Colorado
March 10, 2014

United States Gasoline Fund, LP
Statements of Financial Condition
At December 31, 2013 and 2012

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$52,193,157	$56,400,613
Equity in trading accounts:
Cash and cash equivalents	2,053,484	5,170,139
Unrealized gain on open commodity futures contracts	2,598,553	2,608,343
Receivable from General Partner (Note 3)	137,776	139,446
Dividend receivable	628	1,399
Other assets	172,060	219,375

Total assets	$57,155,658	$64,539,315

Liabilities and Partners' Capital
Professional fees payable	$225,429	$275,643
General Partner management fees payable (Note 3)	28,519	32,860
Brokerage commissions payable	1,723	2,348
Other liabilities	2,816	2,976

Total liabilities	258,487	313,827

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	56,897,171	64,225,488
Total Partners' Capital	56,897,171	64,225,488

Total liabilities and partners' capital	$57,155,658	$64,539,315

Limited Partners' shares outstanding	950,000	1,100,000
Net asset value per share	$59.89	$58.39
Market value per share	$59.93	$58.44

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Schedule of Investments
At December 31, 2013

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB February 2014 contracts, expiring January 2014*	486	$2,598,553	4.57

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.07%, 3/27/2014	$10,000,000	$9,998,347	17.57

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	16,063,515	16,063,515	28.23
Goldman Sachs Financial Square Funds - Government Fund - Class FS	9,407,119	9,407,119	16.54
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,024,349	13,024,349	22.89
Total Money Market Funds		38,494,983	67.66
Total Cash Equivalents		$48,493,330	85.23

* Collateral amounted to $2,053,484 on open futures contracts.

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Schedule of Investments
At December 31, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB February 2013 contracts, expiring January 2013*	554	$2,608,343	4.06

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.10%, 1/17/2013	$3,700,000	$3,699,844	5.76

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	18,063,514	18,063,514	28.12
Goldman Sachs Financial Square Funds - Government Fund - Class FS	16,407,119	16,407,119	25.55
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,024,349	13,024,349	20.28
Total Money Market Funds		47,494,982	73.95
Total Cash Equivalents		$51,194,826	79.71

* Collateral amounted to $5,170,256 on open futures contracts.

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$3,496,995	$17,063,315	$13,406,173
Change in unrealized gain (loss) on open positions	(9,790)	(2,121,382)	1,464,309
Dividend income	9,198	14,372	13,520
Interest income	5,281	11,635	5,649
Other income	5,600	12,250	26,200

Total income	3,507,284	14,980,190	14,915,851

Expenses
General Partner management fees (Note 3)	351,177	550,046	675,949
Professional fees	225,429	275,643	239,758
Brokerage commissions	39,110	63,245	81,427
Other expenses	68,597	53,550	50,778

Total expenses	684,313	942,484	1,047,912

Expense waiver (Note 3)	(137,776)	(139,446)	(104,053)

Net expenses	546,537	803,038	943,859

Net income	$2,960,747	$14,177,152	$13,971,992
Net income per limited partnership share	$1.50	$10.02	$6.31
Net income per weighted average limited partnership share	$2.97	$8.47	$6.07
Weighted average limited partnership shares outstanding	997,123	1,672,951	2,303,014

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Changes in Partners’ Capital
For the years ended December 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$–	67,294,584	67,294,584
Addition of 1,900,000 partnership shares	–	90,155,234	90,155,234
Redemption of 1,900,000 partnership shares	–	(94,034,712)	(94,034,712)
Net income	–	13,971,992	13,971,992

Balances, at December 31, 2011	–	77,387,098	77,387,098
Addition of 1,550,000 partnership shares	–	87,043,567	87,043,567
Redemption of 2,050,000 partnership shares	–	(114,382,329)	(114,382,329)
Net income	–	14,177,152	14,177,152

Balances, at December 31, 2012	–	64,225,488	64,225,488
Addition of 350,000 partnership shares	–	19,597,900	19,597,900
Redemption of 500,000 partnership shares	–	(29,886,964)	(29,886,964)
Net income	–	2,960,747	2,960,747

Balances, at December 31, 2013	$–	$56,897,171	$56,897,171

Net Asset Value Per Share:
At December 31, 2010			$42.06
At December 31, 2011			$48.37
At December 31, 2012			$58.39
At December 31, 2013			$59.89

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income	$2,960,747	$14,177,152	$13,971,992
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	3,116,655	(708,465)	(1,892,781)
Unrealized (gain) loss on futures contracts	9,790	2,121,382	(1,464,309)
(Increase) decrease in receivable from General Partner	1,670	(35,393)	162,831
(Increase) decrease in dividend receivable	771	(707)	864
(Increase) decrease in interest receivable	-	26	(26)
Decrease in other assets	47,315	20,099	9,501
Increase (decrease) in investment payable	-	(33)	33
Increase (decrease) in professional fees payable	(50,214)	35,885	(134,868)
Increase (decrease) in General Partner management fees payable	(4,341)	(5,775)	5,557
Increase (decrease) in brokerage commissions payable	(625)	(967)	1,130
Increase (decrease) in other liabilities	(160)	(1,201)	297
Net cash provided by operating activities	6,081,608	15,602,003	10,660,221

Cash Flows from Financing Activities:
Addition of partnership shares	19,597,900	87,043,567	90,155,234
Redemption of partnership shares	(29,886,964)	(114,382,329)	(94,034,712)
Net cash used in financing activities	(10,289,064)	(27,338,762)	(3,879,478)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,207,456)	(11,736,759)	6,780,743

Cash and Cash Equivalents, beginning of year	56,400,613	68,137,372	61,356,629
Cash and Cash Equivalents, end of year	$52,193,157	$56,400,613	$68,137,372

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Notes to Financial Statements
For the years ended December 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of December 31, 2013, UGA held 486 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.  On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013.  On January 27, 2014, USCF withdrew the registration statement for HARD.  HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

Effective February 29, 2012, UGA issues shares to certain Authorized Purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to February 29, 2012, UGA issued shares to Authorized Purchasers by offering baskets consisting of 100,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of December 31, 2013, UGA had registered a total of 72,800,000 shares.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2013.

Creations and Redemptions

Effective February 29, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to February 29, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets in blocks of 100,000 shares.

UGA receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UGA’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UGA in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share Net Asset Value

UGA’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2013.

Offering Costs

Offering costs incurred in connection with the registration of additional shares after the initial registration of shares are borne by UGA. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2013, 2012 and 2011, UGA incurred $46,454, $20,911 and $9,125, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2013 was $13,365.  For the year ended December 31, 2012, these fees and expenses were $540,586 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2012 was $18,888. For the year ended December 31, 2011, these fees and expenses were $607,582 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2011 was $14,746.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2013, 2012 and 2011, UGA incurred $8,779, $13,751 and $26,907, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs were approximately $200,000, $225,000 and $250,000, respectively, for the years ended December 31, 2013, 2012 and 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2013, USCF waived $137,776 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, UGA entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UGA’s futures commission merchant (“FCM”), effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”).  The agreements require RBC Capital and UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UGA’s account. In accordance with each agreement, RBC Capital and UBS Securities charge UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries’). During the year ended December 31, 2013, total commissions accrued to brokers amounted to $39,110. Of this amount, approximately $37,933, or 96.99% was a result of rebalancing costs and approximately $1,177, or 3.01% was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $63,245. Of this amount, approximately $58,167, or 91.79% was a result of rebalancing costs and approximately $5,078, or 8.03% was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $81,427. Of this amount, approximately $76,347, or 93.76% was a result of rebalancing costs and approximately $5,080, or 6.24% was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily a function of a lower number of futures contracts that were held and traded during the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily a function of a lower number of futures contracts that were held and traded during the year ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2013 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the years ended December 31, 2012 and December 31, 2011 represented approximately 0.07% and 0.07%, respectively, of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

UGA and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by UGA were exchange-traded through December 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. When UGA enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2013 and December 31, 2012, UGA held investments in money market funds in the amounts of $38,494,983 and $47,494,982, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2013 and December 31, 2012, UGA held cash deposits and investments in Treasuries in the amounts of $15,751,658 and $14,075,770, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Per Share Operating Performance:

Net asset value, beginning of year	$58.39	$48.37	$42.06
Total income	2.05	10.50	6.72
Net expenses	(0.55)	(0.48)	(0.41)

Net increase in net asset value	1.50	10.02	6.31

Net asset value, end of year	$59.89	$58.39	$48.37

Total Return	2.57%	20.72%	15.00%

Ratios to Average Net Assets
Total income	5.99%	16.34%	13.24%

Management fees	0.60%	0.60%	0.60%

Total expenses excluding management fees	0.57%	0.43%	0.33%

Expenses waived	(0.24)%	(0.15)%	(0.09)%

Net expenses excluding management fees	0.33%	0.28%	0.24%

Net income	5.06%	15.46%	12.40%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total Income (Loss)	$3,872,304	$(6,924,190)	$2,797,327	$3,761,843
Total Expenses	188,826	183,346	165,565	146,576
Expense Waivers	(44,756)	(46,652)	(30,338)	(16,030)
Net Expenses	144,070	136,694	135,227	130,546
Net Income (Loss)	$3,728,234	$(7,060,884)	$2,662,100	$3,631,297
Net Income (Loss) per Share	$3.18	$(7.25)	$1.87	$3.70

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$15,220,113	$(16,246,333)	$18,217,956	$(2,211,546)
Total Expenses	263,318	246,651	215,972	216,543
Expense Waivers	(17,456)	(19,969)	(37,603)	(64,418)
Net Expenses	245,862	226,682	178,369	152,125
Net Income (Loss)	$14,974,251	$(16,473,015)	$18,039,587	$(2,363,671)
Net Income (Loss) per Share	$8.52	$(8.33)	$12.17	$(2.34)

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

The following table summarizes the valuation of UGA’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III

Short-Term Investments	$48,493,330	$48,493,330	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	2,598,553	2,598,553	–	–

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$51,194,826	$51,194,826	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	2,608,343	2,608,343	–	–

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012
Futures - Commodity Contracts	Assets	$2,598,553	$2,608,343

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$3,496,995		$17,063,315		$13,406,173

	Change in unrealized gain (loss) on positions		$(9,790)		$(2,121,382)		$1,464,309

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

Item 9B. Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month UGA publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UGA’s website at www.unitedstatescommodityfunds.com.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF.  UGA has no executive officers.  Pursuant to the terms of the LP Agreement, UGA’s affairs are managed by USCF.  The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 51, President and Chief Executive Officer since June 2005.  Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013.  From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc.  Mr. Gerber also served as Vice President and Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., from June 2003 to December 2009, which was a company that reinsured workmen’s compensation insurance. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors.  He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009.  Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 49, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively.  Mr. Mah co-founded USCF and has served as a Management Director since May 2005.  He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013.  Since January 2001, Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013.  Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013.  Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 53, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013.  Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 54, Chief Investment Officer since January 2008.  Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012.  In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009.  Since January 2010, Towerhouse Capital Management, LLC has been inactive.  He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 55, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively.  Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011.  She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 42, Senior Portfolio Manager of USCF since March 2010.  Mr. Love is currently the portfolio manager of UNG, UGA, UHN and UNL.  Prior to that, he was a portfolio manager for the other Related Public Funds beginning with the launch of USO in April 2006.   Mr. Love has been a principal of USCF listed with the CFTC and NFA since December 2005.  Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 57, Portfolio Manager of USCF since January 2008.  Mr. Allen was the portfolio manager of UGA, UHN and UNL from January 2008 until March 2010 and has been the portfolio manager of USO, USL, DNO and BNO since March 2010.  He has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012.  Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Gordon L. Ellis, 67, Independent Director of USCF since September 2005.  Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996.  He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc.  International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010.  Mr. Ellis serves as a director of the privatized firm since May 2010.  Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000.  Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd.  Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada).  He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 49, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005.  He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997.  Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940.  Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry.  He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005.  He earned a BS in finance and economics from San Jose State University in California.

Peter M. Robinson, 56, Independent Director of USCF since September 2005.  Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University.  He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995).  Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005.  He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Carolyn Yu, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in UGA. John Love and John Hyland make trading and investment decisions for UGA. John Love and Ray Allen execute trades on behalf of UGA. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on UGA’s website at www.unitedstatescommodityfunds.com. Any shareholder of UGA may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to UGA and the Related Public Funds. UGA has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityfunds.com. Any shareholder of UGA may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to UGA. UGA has posted the text of the Code of Ethics on its website at www.unitedstatescommodityfunds.com. Any shareholder of UGA may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. UGA intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UGA does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UGA and other entities controlled by USCF. UGA does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UGA pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its average daily net assets. For 2013, UGA accrued aggregate management fees of $351,177.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2013, by the directors of USCF. UGA’s portion of the aggregate fees paid to the directors for the year ended December 31, 2013 was $7,044.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$0	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(1)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF, nor the employees of UGA own any shares of UGA. In addition, UGA is not aware of any 5% holder of its shares.

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

Director Independence

In February 2014, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UGA or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.    Principal Accountant Fees and Services.

The fees for services billed to UGA by its independent auditors for the last two fiscal years are as follows:

	2013	2012
Audit fees	$60,000	$60,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
	$60,000	$60,000

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 59.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(5)	License Agreement.
10.3(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.4(7)	Custodian Agreement.
10.5(8)	Amendment Agreement to the Custodian Agreement.
10.6(9)	Second Amendment Agreement to the Custodian Agreement.
10.7(7)	Administrative Agency Agreement.
10.8(8)	Amendment Agreement to the Administrative Agency Agreement.
10.9(9)	Second Amendment Agreement to the Administrative Agency Agreement.
10.10(10)	Marketing Agent Agreement.
10.11(7)	Amendment Agreement to the Marketing Agent Agreement.
10.12(9)	Second Amendment Agreement to the Marketing Agent Agreement.
10.13(2)	Third Amendment Agreement to the Marketing Agent Agreement.
10.14(11)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(12)	Code of Ethics.
23.1(12)	Consent of Independent Registered Public Accounting Firm.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(7)	Customer Agreement for Futures Contracts.
101.INS(13)	XBRL Instance Document.
101.SCH(13)	XBRL Taxonomy Extension Schema.
101.CAL(13)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(13)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(13)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(13)	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-142206) filed on April 18, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 13, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 8, 2012.

(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142206) filed on January 11, 2008.
(5)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(10)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333- 162717) filed on October 28, 2009.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(12)	Filed herewith.
(13)
In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: March 10, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 10, 2014
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 10, 2014
Howard Mah

/s/ Andrew Ngim	Management Director	March 10, 2014
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 10, 2014
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 10, 2014
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 10, 2014
Malcolm R. Fobes III

