Form 10-Q
period 2014-03-31
United States Gasoline Fund, LP
filed 2014-05-12
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$44,658,923	$52,193,157
Equity in trading accounts:
Cash and cash equivalents	4,611,809	2,053,484
Unrealized gain on open commodity futures contracts	769,574	2,598,553
Receivable from General Partner (Note 3)	16,274	137,776
Dividend receivable	596	628
Other assets	164,880	172,060

Total assets	$50,222,056	$57,155,658

Liabilities and Partners' Capital
Professional fees payable	$36,090	$225,429
General Partner management fees payable (Note 3)	27,215	28,519
Brokerage commissions payable	1,723	1,723
Other liabilities	2,831	2,816

Total liabilities	67,859	258,487

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	50,154,197	56,897,171
Total Partners' Capital	50,154,197	56,897,171

Total liabilities and partners' capital	$50,222,056	$57,155,658

Limited Partners' shares outstanding	850,000	950,000
Net asset value per share	$59.00	$59.89
Market value per share	$58.98	$59.93

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2014 contracts, expiring April 2014*	409	$769,574	1.53

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$11,063,515	$11,063,515	22.06
Goldman Sachs Financial Square Funds - Government Fund - Class FS	6,907,119	6,907,119	13.77
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,024,349	13,024,349	25.97
Total Money Market Funds		30,994,983	61.80
Total Cash Equivalents		$30,994,983	61.80

* Collateral amounted to $4,611,809 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$1,037,389	$6,835,114
Change in unrealized loss on open positions	(1,828,979)	(2,967,729)
Dividend income	1,749	2,828
Interest income	2,001	1,391
Other income	700	700

Total income (loss)	(787,140)	3,872,304

Expenses
General Partner management fees (Note 3)	79,265	93,711
Professional fees	36,090	68,120
Registration fees	11,454	11,454
Brokerage commissions	9,667	9,330
Other expenses	5,240	6,211

Total expenses	141,716	188,826

Expense waiver (Note 3)	(16,274)	(44,756)

Net expenses	125,442	144,070

Net income (loss)	$(912,582)	$3,728,234
Net income (loss) per limited partnership share	$(0.89)	$3.18
Net income (loss) per weighted average limited partnership share	$(0.99)	$3.62
Weighted average limited partnership shares outstanding	917,222	1,028,889

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$56,897,171	$56,897,171
Redemption of 100,000 partnership shares	–	(5,830,392)	(5,830,392)
Net loss	–	(912,582)	(912,582)

Balances, at March 31, 2014	$–	$50,154,197	$50,154,197

Net Asset Value Per Share:
At December 31, 2013			$59.89
At March 31, 2014			$59.00

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(912,582)	$3,728,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(2,558,325)	294,494
Unrealized loss on open futures contracts	1,828,979	2,967,729
Decrease in receivable from General Partner	121,502	94,690
Decrease in dividend receivable	32	462
Decrease in other assets	7,180	8,328
Decrease in professional fees payable	(189,339)	(207,523)
Decrease in General Partner management fees payable	(1,304)	(2,034)
Decrease in brokerage commissions payable	–	(925)
Increase in other liabilities	15	40
Net cash provided by (used in) operating activities	(1,703,842)	6,883,495

Cash Flows from Financing Activities:
Addition of partnership units	–	–
Redemption of partnership units	(5,830,392)	(9,458,214)
Net cash used in financing activities	(5,830,392)	(9,458,214)

Net Decrease in Cash and Cash Equivalents	(7,534,234)	(2,574,719)

Cash and Cash Equivalents, beginning of period	52,193,157	56,400,613
Cash and Cash Equivalents, end of period	$44,658,923	$53,825,894

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2014, UGA held 409 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

The applicable transaction fee paid by Authorized Purchasers is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2014, UGA had registered a total of 80,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UGA is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2014.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UGA receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UGA’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Authorized Purchasers pay UGA a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2014 and 2013, UGA incurred $11,454 and $11,454, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UGA and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2014 and 2013, UGA incurred $1,982 and $2,343, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $185,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $16,274 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

The above fee does not include website construction and development, which are also borne by USCF.

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

On October 8, 2013, UGA entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UGA’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UGA’s account. In accordance with each agreement, RBC Capital and UBS Securities charge UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $9,667. Of this amount, approximately $9,515, or 98.43% was a result of rebalancing costs and approximately $152, or 1.57% was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $9,330. Of this amount, approximately $9,087, or 97.40% was a result of rebalancing costs and approximately $243, or 2.60% was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

UGA may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their over-the-counter contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UGA has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by UGA were exchange-traded through March 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2014 and December 31, 2013, UGA held investments in money market funds in the amounts of $30,994,983 and $38,494,983, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2014 and December 31, 2013, UGA held cash deposits and investments in Treasuries in the amounts of $18,275,749 and $15,751,658, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$59.89	$58.39
Total income (loss)	(0.75)	3.32
Net expenses	(0.14)	(0.14)
Net increase (decrease) in net asset value	(0.89)	3.18
Net asset value, end of period	$59.00	$61.57

Total Return	(1.49)%	5.45%

Ratios to Average Net Assets
Total income (loss)	(1.47)%	6.11%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.47%	0.61%
Expenses waived*	(0.12)%	(0.29)%
Net expenses excluding management fees*	0.35%	0.32%
Net income (loss)	(1.70)%	5.89%

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

The following table summarizes the valuation of UGA’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$30,994,983	$30,994,983	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	769,574	769,574	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$48,493,330	$48,493,330	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,598,553	2,598,553	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$769,574	$2,598,553

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$1,037,389		$6,835,114

	Change in unrealized loss on open positions		$(1,828,979)		$(2,967,729)

NOTE 8 — SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events, that necessitated disclosures and/or adjustments.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of gasoline, as measured by the daily changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UGA, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below).

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2014, UGA held 409 futures contracts for gasoline traded on the NYMEX. As of March 31, 2014, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2014, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2014, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UGA, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UGA to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes regulatory requirements on certain “swap” transactions that UGA is authorized to engage in that may ultimately impact the ability of UGA to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UGA enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UGA to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UGA.

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2014. The price of the Benchmark Futures Contract started the period at $2.7859 per gallon. Prices hit a peak on February 20, 2014 of $3.0210 per gallon. The low for the period was on January 16, 2014, when the prices dropped to $2.5951 per gallon. The period ended with the Benchmark Futures Contract at $2.9179 per gallon, up approximately 4.74% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $59.89 and ended the period at $59.00 on March 31, 2014, a decrease of approximately 1.49% over the period. UGA’s per share NAV reached its high for the period on February 20, 2014 at $60.98 and reached its low for the period on February 4, 2014 at $55.69. The Benchmark Futures Contract prices listed above began with the February 2014 contracts and ended with the May 2014 contracts. The increase of approximately 4.74% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2014, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per share and issued 300,000 shares to the initial authorized purchaser in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2014, UGA had issued 9,100,000 shares, 850,000 of which were outstanding. As of March 31, 2014, there were 70,900,000 shares registered but not yet issued.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2014, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

As of March 31, 2014, the total unrealized gain on Futures Contracts owned or held on that day was $769,574 and UGA established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $49,270,732. UGA held 90.64% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 9.36% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on March 31, 2014 was $59.00.

By comparison, as of March 31, 2013, the total unrealized gain on Futures Contracts owned or held on that day was $359,386 and UGA established cash deposits and investments in Treasuries and money market funds that were equal to $58,701,539. UGA held 91.69% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 8.31% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was the result of UGA’s smaller size during the three months ended March 31, 2014 as measured by total net assets. The ending per share NAV on March 31, 2013 was $61.57. The decrease in the per share NAV for March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to the decrease in the price of the Benchmark Futures Contract between the three months ended March 31, 2013 and the three months ended March 31, 2014.

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

During the three months ended March 31, 2014, the average daily total net assets of UGA were $53,577,325. The management fee incurred by UGA during the period amounted to $79,265. By comparison, during the three months ended March 31, 2013, the average daily total net assets of UGA were $63,341,655. The management fee paid by UGA during the period amounted to $93,711.

In addition to the management fee, UGA pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2014 was $62,451, as compared to $95,115 for the three months ended March 31, 2013. The decrease in gross total expenses excluding management fees for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to UGA’s smaller size during the three months ended March 31, 2014, as represented by total net assets. For the three months ended March 31, 2014 and 2013, UGA incurred $11,454 in ongoing registration fees and other expenses relating to the registration and offering of additional shares, respectively. During the three months ended March 31, 2014 and 2013, an expense waiver was in effect which offset certain of the expenses incurred by UGA. The total amount of the expense waiver was $16,274 for the three months ended March 31, 2014 and $44,756 for the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, the expenses of UGA, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $141,716 and $188,826, respectively, and after allowance for the expense waiver, totaled $125,442 and $144,070, respectively.

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance of UGA and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Diesel-Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UGA and the Related Public Funds. By comparison, for the year ended December 31, 2013, these fees and expenses amounted to a total of $555,465 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2013 was $13,365.

UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or Treasuries. During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $9,667. Of this amount, approximately $9,515, or 98.43%, was a result of rebalancing costs and approximately $152, or 1.57%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $9,330. Of this amount, approximately $9,087, or 97.40%, was a result of rebalancing costs and approximately $243, or 2.60%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily a function of a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $185,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $16,274 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. UGA seeks to invest its assets such that it holds Futures Contracts and Other Gasoline-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UGA to pay the full amount of the contract value at the time of purchase, but rather require UGA to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UGA retains an amount that is approximately equal to its total net assets, which UGA invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UGA’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2014, UGA earned $3,750 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UGA purchased Treasuries during the three months ended March 31, 2014 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2013, UGA earned $4,219 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UGA’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UGA purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. As a result, the amount of income earned by UGA as a percentage of average total net assets was similar during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Tracking UGA’s Benchmark

USCF seeks to manage UGA’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UGA’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed gasoline Futures Contracts.

For the 30-valuation days ended March 31, 2014, the simple average daily change in the Benchmark Futures Contract was (0.048)%, while the simple average daily change in the per share NAV of UGA over the same time period was (0.052)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.155)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2014, the simple average daily change in the Benchmark Futures Contract was 0.039% while the simple average daily change in the per share NAV of UGA over the same time period was 0.037%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.954)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2014. The second graph measures monthly changes from March 2009 through March 31, 2014.

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

For the three months ended March 31, 2014, the actual total return of UGA as measured by changes in its per share NAV was (1.49)%. This is based on an initial per share NAV of $59.89 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $59.00. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $59.13 as of March 31, 2014, for a total return over the relevant time period of (1.27)%. The difference between the actual per share NAV total return of UGA of (1.49)% and the expected total return based on the Benchmark Futures Contract of (1.269)% was an error over the time period of (0.22)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, UGA earned dividend and interest income of $3,750, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2014, UGA also collected $700 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UGA’s actual total return. During the three months ended March 31, 2014, UGA incurred net expenses of $125,442. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(120,992), which is equivalent to an annualized weighted average net income rate of approximately (0.92)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of UGA as measured by changes in its per share NAV was 5.45%. This was based on an initial per share NAV of $58.39 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $61.57. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $61.72 as of March 31, 2013, for a total return over the relevant time period of 5.70%. The difference between the actual per share NAV total return of UGA of 5.45% and the expected total return based on the Benchmark Futures Contract of 5.70% was an error over the time period of (0.25)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UGA paid, offset in part by the income that UGA collected on its cash and cash equivalent holdings. During the three months ended March 31, 2013, UGA earned dividend and interest income of $4,219, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, UGA also collected $700 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UGA’s actual total return. During the three months ended March 31, 2013, UGA incurred net expenses of $144,070. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(139,151), which is equivalent to an annualized weighted average net income rate of approximately (0.89)% for the three months ended March 31, 2013.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, UGA earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.60)% for management fees, approximately (0.07)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.28)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.92)% and affected UGA’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Gasoline Price and Next Month Gasoline Prices
(10 years ending 3/31/14)*
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
3/31/2004
3/31/2005
3/31/2006
3/31/2007
3/31/2008
3/31/2009
3/31/2010
3/31/2011
3/31/2012
3/31/2013
3/31/2014
Near Month
Next Near Month

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2004 and March 31, 2014. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2013 and held to March 31, 2014, decreased based upon the changes in the NAV for UGA shares on those days, by approximately 1.49%, while the spot price of gasoline for immediate delivery during the same period increased by 4.74%. By comparison, an investment in UGA shares made on December 31, 2012 and held to March 31, 2013, increased based upon the changes in the NAV for UGA shares on those days, by approximately 5.45%, while the spot price of gasoline for immediate delivery during the same period increased by 12.63% (note: these comparisons ignore the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

The price of the Benchmark Futures Contract started the period at $2.7859 per gallon. Prices hit a peak on February 20, 2014 of $3.0210 per gallon. The low for the period was on January 16, 2014, when the prices dropped to $2.5951 per gallon. The period ended with the Benchmark Futures Contract at $2.9179 per gallon, up approximately 4.74% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $59.89 and ended the period at $59.00 on March 31, 2014, a decrease of approximately 1.49% over the period. UGA’s per share NAV reached its high for the period on February 20, 2014 at $60.98 and reached its low for the period on February 4, 2014 at $55.69.

Gasoline Market. During the three months ended March 31, 2014, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that rising crude oil prices in the United States were partially offset by resolution of refinery maintenance issues towards the end of September 2013, resulting in a net decrease in gasoline prices. The price of the Benchmark Futures Contract started the period at $2.7859 per gallon. Prices hit a peak on February 20, 2014 of $3.0210 per gallon. The low for the period was on January 16, 2014, when the price dropped to $2.5951 per gallon. The period ended with the Benchmark Futures Contracts at $2.9179 per gallon, up approximately 4.74% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices as a gasoline service station).

Crude Oil Market. During the three months ended March 31, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slow economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contribute to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the first quarter of 2014 approximately 3.21% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2004 and March 31, 2014, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of natural gas, large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline were strongly correlated to movements in crude oil and diesel-heating oil.

Correlation Matrix March 31, 2004 – 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.289)	0.961	0.409	0.356	0.081	0.278
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.267)	(0.323)	(0.250)	(0.022)	(0.288)
Global Equities (FTSE World Index)			1.000	0.481	0.429	0.126	0.322
Crude Oil				1.000	0.857	0.315	0.736
Diesel-Heating Oil					1.000	0.401	0.763
Natural Gas						1.000	0.254
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter, one-year period ended March 31, 2014, unleaded gasoline was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil, and natural gas. Unleaded gasoline remained strongly correlated with crude oil over the shorter period.

Correlation Matrix 12 Months ended March 31, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.006)	0.921	(0.016)	(0.415)	(0.305)	0.335
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.236	(0.396)	0.021	0.559	(0.450)
Global Equities (FTSE World Index)			1.000	(0.050)	(0.471)	(0.202)	0.142
Crude Oil				1.000	0.321	(0.308)	0.676
Diesel-Heating Oil					1.000	0.470	0.170
Natural Gas						1.000	(0.333)
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2014, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2014, UGA did use other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2014, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of March 31, 2014, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $49,270,732 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2014, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of March 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UGA requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets”. UGA has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

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

As of March 31, 2014, UGA’s portfolio consisted of 409 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of March 31, 2014, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

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

UGA may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose UGA to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2014, UGA limited its over-the-counter activities to EFR transactions.

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

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 10, 2014, except for the addition of the risk factor set forth below.

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for UGA’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner. A limited partner will not be liable for assessments in addition to its initial capital investment in any of UGA’s shares. However, a limited partner may be required to repay to UGA any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, UGA may not make a distribution to limited partners if the distribution causes UGA’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of UGA’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month UGA publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UGA’s website at www.unitedstatescommodityfunds.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
(2)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: May 12, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 12, 2014

