Form 10-Q
period 2014-06-30
United States Gasoline Fund, LP
filed 2014-08-11
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$40,705,393	$52,193,157
Equity in trading accounts:
Cash and cash equivalents	3,279,258	2,053,484
Unrealized gain on open commodity futures contracts	40,572	2,598,553
Receivable from General Partner (Note 3)	37,637	137,776
Dividends receivable	572	628
Other assets	151,902	172,060

Total assets	$44,215,334	$57,155,658

Liabilities and Partners' Capital
Professional fees payable	$72,581	$225,429
General Partner management fees payable (Note 3)	21,739	28,519
Brokerage commissions payable	1,273	1,723
Other liabilities	2,377	2,816

Total liabilities	97,970	258,487

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	44,117,364	56,897,171
Total Partners' Capital	44,117,364	56,897,171

Total liabilities and partners' capital	$44,215,334	$57,155,658

Limited Partners' shares outstanding	700,000	950,000
Net asset value per share	$63.02	$59.89
Market value per share	$63.04	$59.93

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2014 contracts, expiring July 2014*	345	$40,572	0.09

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bill, 0.04%, 10/30/2014	$3,000,000	$2,999,597	6.80

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	11,063,514	11,063,514	25.08
Goldman Sachs Financial Square Funds - Government Fund - Class FS	6,907,119	6,907,119	15.66
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	13,024,349	13,024,349	29.52
Total Money Market Funds		30,994,982	70.26
Total Cash Equivalents		$33,994,579	77.06

* Collateral amounted to $3,279,258 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$3,975,000	$(3,943,212)	$5,012,389	$2,891,902
Change in unrealized loss on open positions	(729,002)	(2,987,275)	(2,557,981)	(5,955,004)
Dividend income	1,680	2,498	3,429	5,326
Interest income	914	1,349	2,915	2,740
Other income	1,050	2,450	1,750	3,150

Total income (loss)	3,249,642	(6,924,190)	2,462,502	(3,051,886)

Expenses
General Partner management fees (Note 3)	69,839	87,362	149,104	181,073
Professional fees	36,491	68,432	72,581	136,552
Registration fees	11,582	11,582	23,036	23,036
Brokerage commissions	7,102	10,637	16,769	19,967
Other expenses	4,950	5,333	10,190	11,544

Total expenses	129,964	183,346	271,680	372,172

Expense waiver (Note 3)	(21,363)	(46,652)	(37,637)	(91,408)

Net expenses	108,601	136,694	234,043	280,764

Net income (loss)	$3,141,041	$(7,060,884)	$2,228,459	$(3,332,650)
Net income (loss) per limited partnership share	$4.02	$(7.25)	$3.13	$(4.07)
Net income (loss) per weighted average limited partnership share	$4.11	$(6.82)	$2.65	(3.23)
Weighted average limited partnership shares outstanding	763,736	1,034,615	840,055	1,031,768

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$56,897,171	$56,897,171
Redemption of 250,000 partnership shares	–	(15,008,266)	(15,008,266)
Net income	–	2,228,459	2,228,459

Balances, at June 30, 2014	$–	$44,117,364	$44,117,364

Net Asset Value Per Share:
At December 31, 2013			$59.89
At June 30, 2014			$63.02

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$2,228,459	$(3,332,650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(1,225,774)	(1,147,505)
Unrealized loss on open futures contracts	2,557,981	5,955,004
Decrease in receivable from General Partner	100,139	48,038
Decrease in dividends receivable	56	658
Decrease in other assets	20,158	20,879
Decrease in professional fees payable	(152,848)	(139,091)
Decrease in General Partner management fees payable	(6,780)	(2,757)
Decrease in brokerage commissions payable	(450)	(625)
Decrease in other liabilities	(439)	(10)
Net cash provided by operating activities	3,520,502	1,401,941

Cash Flows from Financing Activities:
Addition of partnership shares	-	11,140,651
Redemption of partnership shares	(15,008,266)	(14,981,251)
Net cash used in financing activities	(15,008,266)	(3,840,600)

Net Decrease in Cash and Cash Equivalents	(11,487,764)	(2,438,659)

Cash and Cash Equivalents, beginning of period	52,193,157	56,400,613

Cash and Cash Equivalents, end of period	$40,705,393	$53,961,954

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of June 30, 2014, UGA held 345 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008. As of June 30, 2014, UGA had registered a total of 80,000,000 shares.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2014 and 2013, UGA incurred $23,036 and $23,036, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2014 and 2013, UGA incurred $3,728 and $4,527, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $185,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2014, USCF waived $37,637 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$16,769	$19,967
Commissions accrued as a result of rebalancing	$16,465	$19,192
Percentage of commissions accrued as a result of rebalancing	98.19%	96.12%
Commissions accrued as a result of creation and redemption activity	$304	$775
Percentage of commissions accrued as a result of creation and redemption activity	1.81%	3.88%

The decrease in the total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts that were held and traded as a result of UGA’s reduced net assets. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2014, represents approximately 0.07% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2013, represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UGA has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the futures contracts held by UGA were exchange-traded through June 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2014 and December 31, 2013, UGA held investments in money market funds in the amounts of $30,994,982 and $38,494,983, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2014 and December 31, 2013, UGA held cash deposits and investments in Treasuries in the amounts of $12,989,669 and $15,751,658, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UGA’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$59.89	$58.39
Total income (loss)	3.41	(3.80)
Net expenses	(0.28)	(0.27)
Net increase (decrease) in net asset value	3.13	(4.07)
Net asset value, end of period	$63.02	$54.32

Total Return	5.23%	(6.97)%

Ratios to Average Net Assets
Total income (loss)	4.91%	(5.01)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.49%	0.63%
Expenses waived*	(0.15)%	(0.30)%
Net expenses excluding management fees*	0.34%	0.33%
Net income (loss)	4.45%	(5.48)%

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

The following table summarizes the valuation of UGA’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$33,994,579	$33,994,579	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	40,572	40,572	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$48,493,330	$48,493,330	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,598,553	2,598,553	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$40,572	$2,598,553

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$5,012,389		$2,891,902

	Change in unrealized loss on open positions		$(2,557,981)		$(5,955,004)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2014, UGA held 345 futures contracts for gasoline traded on the NYMEX. As of June 30, 2014, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2014, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2014, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies.

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

Current rules and regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or SEFs and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. Currently, “swap dealers,” “major swap participants,” certain active funds, commodity pools, certain credit default swaps and interest rate swaps, private funds and entities predominantly engaged in financial activities are required to centrally clear. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

Current rules and regulations also require that certain swaps determined to be available to trade on a SEF must be executed over such a facility, including the obligation for facilities offering multiple person execution services. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps must register as a SEF and be executed on a SEF. On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

Swaps between certain affiliated entities within a corporate group are exempt from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2014. The price of the Benchmark Futures Contract started the period at $2.7859 per gallon. Prices hit a peak on June 24, 2014 of $3.0965 per gallon. The low for the period was on January 16, 2014, when the prices dropped to $2.5951 per gallon. The period ended with the Benchmark Futures Contract at $3.0433 per gallon, up approximately 9.24% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $59.89 and ended the period at $63.02 on June 30, 2014, an increase of approximately 5.23% over the period. UGA’s per share NAV reached its high for the period on June 24, 2014 at $64.13 and reached its low for the period on February 4, 2014 at $55.69. The Benchmark Futures Contract prices listed above began with the February 2014 contracts and ended with the August 2014 contracts. The increase of approximately 9.24% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2014, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of June 30, 2014, UGA had issued 9,100,000 shares, 700,000 of which were outstanding. As of June 30, 2014, there were 70,900,000 shares registered but not yet issued.

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

As of June 30, 2014, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Portfolio Expenses. UGA’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UGA pays to USCF is calculated as a percentage of the total net assets of UGA. The fee is accrued daily and paid monthly.

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$63.02	$54.32
Average daily total net assets	$50,113,340	$60,857,990
Cash deposits and investments in Treasuries and money market funds	$43,984,651	$60,279,598
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,344	$8,066
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	92.54%	89.52%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	7.46%	10.48%
Annualized yield based on average daily total net assets	0.03%	0.03%
Total unrealized gain (loss) on Futures Contracts	$40,572	$(3,346,661)
Management fee	$149,104	$181,073
Total fees and other expenses excluding management fees	$122,576	$191,099
Fees and expenses related to the registration or offering of additional shares	$23,036	$23,036
Total amount of the expense waiver	$37,637	$91,408
Expenses before allowance for the expense waiver	$271,680	$372,172
Expenses after allowance for the expense waiver	$234,043	$280,764
Total commissions accrued to brokers	$16,769	$19,967
Total commissions as annualized percentage of average total net assets	0.07%	0.07%
Commissions accrued as a result of rebalancing	$16,465	$19,192
Percentage of commissions accrued as a result of rebalancing	98.19%	96.12%
Commissions accrued as a result of creation and redemption activity	$304	$775
Percentage of commissions accrued as a result of creation and redemption activity	1.81%	3.88%

The increase in the per share NAV for June 30, 2014, as compared to June 30, 2013, was primarily due to the increase in the price of the Benchmark Futures Contract. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2014, as compared to June 30, 2013, was the result of UGA’s smaller size as measured by total net assets.

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by UGA as a percentage of average total net assets was similar during the six months ended June 30, 2014.

The decrease in total fees and expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$46,687,420	$58,401,618
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,594	$3,847
Annualized yield based on average daily total net assets	0.02%	0.03%
Management fee	$69,839	$87,362
Total fees and other expenses excluding management fees	$60,125	$95,984
Fees and expenses related to the registration or offering of additional shares	$11,582	$11,582
Total amount of expense waiver	$21,363	$46,652
Expenses before allowance for the expense waiver	$129,964	$183,346
Expenses after allowance for the expense waiver	$108,601	$136,694
Total commissions accrued to brokers	$7,102	$10,637
Total commissions as annualized percentage of average total net assets	0.06%	0.07%
Commissions accrued as a result of rebalancing	$6,950	$10,106
Percentage of commissions accrued as a result of rebalancing	97.86%	95.01%
Commissions accrued as a result of creation and redemption activity	$152	$531
Percentage of commissions accrued as a result of creation and redemption activity	2.14%	4.99%

Average interest rates earned on short-term investments held by UGA, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by UGA as a percentage of average total net assets was similar during the three months ended June 30, 2014.

The decrease in total fees and expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was due to a decrease in certain of UGA’s operating expenses during the three months ended June 30, 2014. The decrease in the total commissions accrued to brokers by UGA for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2014, the simple average daily change in the Benchmark Futures Contract was 0.135%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.131%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.989)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2014, the simple average daily change in the Benchmark Futures Contract was 0.042% while the simple average daily change in the per share NAV of UGA over the same time period was 0.039%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.904)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2014. The second graph measures monthly changes from June 30, 2009 through June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of UGA as measured by changes in its per share NAV was 5.23%. This is based on an initial per share NAV of $59.89 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $63.02. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $63.31 as of June 30, 2014, for a total return over the relevant time period of 5.71%. The difference between the actual per share NAV total return of UGA of 5.23% and the expected total return based on the Benchmark Futures Contract of 5.71% was an error over the time period of (0.48), which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2013, the actual total return of UGA as measured by changes in its per share NAV was (6.97)%. This was based on an initial per share NAV of $58.39 as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $54.32. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $54.58 as of June 30, 2013, for a total return over the relevant time period of (6.53)%. The difference between the actual per share NAV total return of UGA of (6.97)% and the expected total return based on the Benchmark Futures Contract of (6.53)% was an error over the time period of (0.44)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses may have caused daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2014, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2004 and June 30, 2014. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2013 and held to June 30, 2014, increased based upon the changes in the NAV for UGA shares on those days, by approximately 5.23%, while the spot price of gasoline for immediate delivery during the same period increased by 9.24%. By comparison, an investment in UGA shares made on December 31, 2012 and held to June 30, 2013, decreased based upon the changes in the NAV for UGA shares on those days, by approximately 6.97%, while the spot price of gasoline for immediate delivery during the same period decreased by 1.67% (note: these comparisons ignore the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2014, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that rising crude oil prices in the United States were partially offset by resolution of refinery maintenance issues towards the end of September 2013, resulting in a net increase in gasoline prices. The price of the Benchmark Futures Contract started the period at $2.7859 per gallon. Prices hit a peak on June 24, 2014 of $3.0965 per gallon. The low for the period was on January 16, 2014, when the price dropped to $2.5951 per gallon. The period ended with the Benchmark Futures Contracts at $3.0433 per gallon, up approximately 9.24% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices as a gasoline service station).

Crude Oil Market. During the six months ended June 30, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States. On the supply side, efforts by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global production with consumption were partially successful. However, continuing concerns about the political standoff with Iran, as well as security concerns in Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the second quarter of 2014 approximately7.06% higher than at the beginning of the year. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2004 and June 30, 2014, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of natural gas, large cap U.S. equities, U.S. government bonds or global equities. However, movements in unleaded gasoline were strongly correlated to movements in crude oil and diesel-heating oil.

Correlation Matrix June 30, 2004 – 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.310)	0.961	0.416	0.359	0..079	0.289
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.292)	(0.323)	(0.242)	(0.023)	(0.279)
Global Equities (FTSE World Index)			1.000	0.489	0.435	0.125	0.336
Crude Oil				1.000	0.858	0.309	0.732
Diesel-Heating Oil					1.000	0.400	0.770
Natural Gas						1.000	0.250
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter, one-year period ended June 30, 2014, unleaded gasoline was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil, and natural gas. Unleaded gasoline remained strongly correlated with crude oil over the shorter period and exhibited a negative correlation with U.S. government bonds.

Correlation Matrix 12 Months ended June 30, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.173)	0.950	0.124	(0.361)	(0.565)	0.368
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.104)	(0.388)	(0.035)	0.170	(0.544)
Global Equities (FTSE World Index)			1.000	0.104	(0.472)	(0.632)	0.202
Crude Oil				1.000	0.227	(0.325)	0.641
Diesel-Heating Oil					1.000	0.589	0.160
Natural Gas						1.000	(0.290)
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2014, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2014, UGA did use other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2014, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of June 30, 2014, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $43,984,651 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2014, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of June 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2014, UGA’s portfolio consisted of 345 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of June 30, 2014, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

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

UGA may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Related Positions” or “EFRP transaction”). These EFRP transactions may expose UGA to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the six month reporting period ended June 30, 2014, UGA limited its over-the-counter activities to EFRP transactions.

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

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 10, 2014, and UGA’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 12, 2014.

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

Date: August 11, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 11, 2014

