Form 10-Q
period 2015-03-31
United States Gasoline Fund, LP
filed 2015-05-13
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes  ☒    No

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$82,731,912	$35,557,290
Equity in trading accounts:
Cash and cash equivalents	5,604,233	6,161,581
Unrealized gain (loss) on open commodity futures contracts	2,272,230	(2,835,302)
Receivable for shares sold	-	1,689,272
Receivable from General Partner (Note 3)	48,719	134,106
Dividends receivable	850	968
Directors' fees and insurance receivable	3,615	673
Prepaid registration fees	113,238	124,693
ETF transaction fees receivable	-	350

Total assets	$90,774,797	$40,833,631

Liabilities and Partners' Capital
Professional fees payable	$48,201	$125,122
General Partner management fees payable (Note 3)	48,415	22,444
License fees payable	2,801	1,948
Brokerage commissions payable	1,973	1,973

Total liabilities	101,390	151,487

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	90,673,407	40,682,144
Total Partners' Capital	90,673,407	40,682,144

Total liabilities and partners' capital	$90,774,797	$40,833,631

Limited Partners' shares outstanding	2,600,000	1,200,000
Net asset value per share	$34.87	$33.90
Market value per share	$34.84	$34.15

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

		Unrealized
		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital

Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2015 contracts, expiring April 2015 *	1,220	$2,272,230	2.51

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 4/30/2015	$3,000,000	$2,999,867	3.31

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	25,024,349	25,024,349	27.60
Total Cash Equivalents		$28,024,216	30.91

* Collateral amounted to $5,604,233 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(2,665,018)	$1,037,389
Change in unrealized gain (loss) on open positions	5,107,532	(1,828,979)
Dividend income	2,494	1,749
Interest income	3,105	2,001
ETF transaction fees	6,650	700

Total income (loss)	2,454,763	(787,140)

Expenses
General Partner management fees (Note 3)	108,033	79,265
Professional fees	35,523	36,090
Brokerage commissions	23,331	9,667
Directors' fees and insurance	2,717	3,258
License fees	2,701	1,982
Registration fees	11,454	11,454

Total expenses	183,759	141,716

Expense waiver (Note 3)	(48,719)	(16,274)

Net expenses	135,040	125,442

Net income (loss)	$2,319,723	$(912,582)
Net income (loss) per limited partnership share	$0.97	$(0.89)
Net income (loss) per weighted average limited partnership share	$1.11	$(0.99)
Weighted average limited partnership shares outstanding	2,098,333	917,222

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$40,682,144	$40,682,144
Addition of 1,550,000 partnership shares	-	52,773,037	52,773,037
Redemption of 150,000 partnership shares	-	(5,101,497)	(5,101,497)
Net income (loss)	-	2,319,723	2,319,723

Balances, at March 31, 2015	$-	$90,673,407	$90,673,407

Net Asset Value Per share:
At December 31, 2014	$33.90
At March 31, 2015	$34.87

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$2,319,723	$(912,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	557,348	(2,558,325)
Unrealized (gain) loss on open futures contracts	(5,107,532)	1,828,979
(Increase) decrease in receivable from General Partner	85,387	121,502
(Increase) decrease in dividends receivable	118	32
(Increase) decrease in directors' fees and insurance receivable	(2,942)	(4,161)
(Increase) decrease in prepaid registration fees	11,455	11,454
(Increase) decrease in ETF transaction fees receivable	350	-
Increase (decrease) in professional fees payable	(76,921)	(189,339)
Increase (decrease) in General Partner management fees payable	25,971	(1,304)
Increase (decrease) in license fees payable	853	(98)
Net cash provided by (used in) operating activities	(2,186,190)	(1,703,842)

Cash Flows from Financing Activities:
Addition of partnership shares	54,462,309	-
Redemption of partnership shares	(5,101,497)	(5,830,392)
Net cash provided by (used in) financing activities	49,360,812	(5,830,392)

Net Increase (Decrease) in Cash and Cash Equivalents	47,174,622	(7,534,234)

Cash and Cash Equivalents, beginning of period	35,557,290	52,193,157
Cash and Cash Equivalents, end of period	$82,731,912	$44,658,923

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2015, UGA held 1,220 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

UGA issues shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2015, UGA had registered a total of 80,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UGA earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (“FCM”) at the 90-day Treasury bill rate. In addition, UGA earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UGA is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2015.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UGA receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UGA’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay UGA a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2015 and 2014, UGA incurred $11,454 and $11,454, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $11,868 for UGA and $560,625 for UGA and the Related Public Funds.

Licensing Fees

UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2015 and 2014, UGA incurred $2,701 and $1,982, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $164,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2015, USCF waived $48,719 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

On October 8, 2013, UGA entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UGA’s FCM, effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC. The agreement with RBC requires it to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through RBC Capital for UGA’s account. In accordance with the agreement, RBC Capital charges UGA commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$23,331	$9,667
Total commissions as an annualized percentage of average net assets	0.13%	0.07%
Commissions accrued as a result of rebalancing	$20,870	$9,515
Percentage of commissions accrued as a result of rebalancing	89.45%	98.43%
Commissions accrued as a result of creation and redemption activity	$2,461	$152
Percentage of commissions accrued as a result of creation and redemption activity	10.55%	1.57%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was a result of a greater number of futures contracts that were held and traded as a result of UGA’s increased net assets.

UGA and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

UGA may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by UGA were exchange-traded through March 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015 and December 31, 2014, UGA held investments in money market funds in the amounts of $25,024,349 and $28,024,349, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, UGA held cash deposits and investments in Treasuries in the amounts of $63,311,796 and $13,694,522, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2015 (Unaudited)	For the three months ended March 31, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$33.90	$59.89
Total income (loss)	1.03	(0.75)
Net expenses	(0.06)	(0.14)
Net increase (decrease) in net asset value	0.97	(0.89)
Net asset value, end of period	$34.87	$59.00

Total Return	2.86%	(1.49)%

Ratios to Average Net Assets
Total income (loss)	3.36%	(1.47)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.42%	0.47%
Expenses waived*	(0.27)%	(0.12)%
Net expenses excluding management fees*	0.15%	0.35%
Net income (loss)	3.18%	(1.70)%

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

The following table summarizes the valuation of UGA’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$28,024,216	$28,024,216	$—	$—
Exchange-Traded Futures Contracts	2,272,230	2,272,230

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$34,023,594	$34,023,594	$—	$—
Exchange-Traded Futures Contracts	(2,835,302)	(2,835,302)

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$2,272,230	$(2,835,302)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(2,665,018)		$1,037,389

	Change in unrealized gain (loss) on open contracts		$5,107,532		$(1,828,979)

NOTE 8 — SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States Gasoline Fund, LP, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective on May 15, 2015 (concurrently with the Board of Directors accepting Mr. Mah’s resignation).

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of gasoline, as measured by the daily changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UGA, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below).

UGA invests in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2015, UGA held 1,220 futures contracts for gasoline traded on the NYMEX. As of March 31, 2015, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2015, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2015, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UGA, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UGA to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UGA is authorized to engage in that may ultimately impact the ability of UGA to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013 swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if UGA enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UGA to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UGA currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on UGA’s ability to hedge risk, however, the imposition of a floating net asset value could cause UGA to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UGA.

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2015. The price of the Benchmark Futures Contract started the period at $1.4721 per gallon. Prices hit a peak on February 27, 2015 of $1.9779 per gallon. The low for the period was on January 13, 2015, when the prices dropped to $1.2685 per gallon. The period ended with the Benchmark Futures Contract at $1.77 per gallon, up approximately 20.24% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $33.90 and ended the period at $34.87 on March 31, 2015, an increase of approximately 2.86% over the period. UGA’s per share NAV reached its high for the period on February 27, 2015 at $38.89 and reached its low for the period on January 13, 2015 at $29.21. The Benchmark Futures Contract prices listed above began with the February 2015 contracts and ended with the May 2015 contracts. The increase of approximately 20.24% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2015, the gasoline futures market exhibited periods of both contango and backwardation and was dominated by a period of seasonal contango. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per share and issued 300,000 shares to the initial Authorized Participant in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2015, UGA had issued 11,250,000 shares, 2,600,000 of which were outstanding. As of March 31, 2015, there were 68,750,000 shares registered but not yet issued.

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

As of March 31, 2015, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2015

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$73,022,440	$53,577,325
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,599	$3,750
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$108,033	$13,365
Total fees and other expenses excluding management fees	$75,726	$79,265
Fees and expenses related to the registration or offering of additional shares	$11,454	$11,454
Total amount of the expense waiver	$48,719	$16,274
Expenses before allowance for the expense waiver	$183,759	$141,716
Expenses after allowance for the expense waiver	$135,040	$125,442
Total commissions accrued to brokers	$23,331	$9,667
Total commissions as annualized percentage of average total net assets	0.13%	0.07%
Commissions accrued as a result of rebalancing	$20,870	$9,515
Percentage of commissions accrued as a result of rebalancing	89.45%	98.43%
Commissions accrued as a result of creation and redemption activity	$2,461	$152
Percentage of commissions accrued as a result of creation and redemption activity	10.55%	1.57%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

As a result, the amount of income earned by UGA as a percentage of average total net assets was similar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

UGA’s total fees and expenses excluding management fees for the three months ended March 31, 2015 was similar, compared to the three months ended March 31, 2014.

The increase in the total commissions accrued to brokers by UGA for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of a greater number of futures contracts being held and traded as a result of UGA’s increased net assets.

Tracking UGA’s Benchmark

USCF seeks to manage UGA’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UGA’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in gasoline Futures Contracts.

For the 30-valuation days ended March 31, 2015, the simple average daily change in the Benchmark Futures Contract was (0.094)%, while the simple average daily change in the per share NAV of UGA over the same time period was (0.098)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.257)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2015, the simple average daily change in the Benchmark Futures Contract was 0.007% while the simple average daily change in the per share NAV of UGA over the same time period was 0.005%. The average daily difference was 0.003% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.910)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2015. The second graph measures monthly changes from March 31, 2010 through March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of UGA as measured by changes in its per share NAV was 2.86%. This is based on an initial per share NAV of $33.90 as of December 31, 2014 and ending per share NAV as of March 31, 2015 of $34.87. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $34.93 as of March 31, 2015, for a total return over the relevant time period of 3.04%. The difference between the actual per share NAV total return of UGA of 2.86% and the expected total return based on the Benchmark Futures Contract of 3.04% was an error over the time period of (0.18)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2014, the actual total return of UGA as measured by changes in its per share NAV was (1.49)%. This was based on an initial per share NAV of $59.89 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $59.00. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $59.13 as of March 31, 2014, for a total return over the relevant time period of (1.27)%. The difference between the actual per share NAV total return of UGA of (1.49)% and the expected total return based on the Benchmark Futures Contract of (1.269)% was an error over the time period of (0.22)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses may have caused daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2005 and March 31, 2015. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2014 and held to March 31, 2015, increased based upon the changes in the NAV for UGA shares on those days, by approximately 2.86%, while the spot price of gasoline for immediate delivery during the same period increased by 20.24%. By comparison, an investment in UGA shares made on December 31, 2013 and held to March 31, 2014, decreased based upon the changes in the NAV for UGA shares on those days, by approximately 1.49%, while the spot price of gasoline for immediate delivery during the same period increased by 4.74% (note: these comparisons ignore the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2015, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that gasoline prices increased due to decreased supply, in contrast to crude oil inventories which rose throughout the quarter. The price of the Benchmark Futures Contract started the period at $1.4721 per gallon. Prices hit a peak on February 27, 2015 of $1.9779 per gallon. The low for the period was on January 13, 2015, when the price dropped to $1.2685 per gallon. The period ended with the Benchmark Futures Contracts at $1.77 per gallon, up approximately 20.24% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices as a gasoline service station).

Crude Oil Market. During the three months ended March 31, 2015, crude oil prices were impacted by several factors. WTI crude oil inventories grew to 471.4 million barrels by the end of March, 24% higher than the same week a year earlier, and the highest levels since the EIA began reporting storage data in 1982. Record inventory levels were set for many weeks in the quarter as crude supplies consistently grew. The Organization of the Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. Continuing concerns about the political negotiations with Iran, as well as security concerns in Yemen, Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the first quarter of 2015 approximately 10.64% lower than at the beginning of the year. USCF believes that global inventories are likely to stabilize later in the year and record production growth should eventually be curtailed by low prices. However, should supply continue growing or should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2005 and March 31, 2015, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas. However, movements in unleaded gasoline were strongly correlated to movements in crude oil and diesel-heating oil.

Correlation Matrix March 31, 2005 - March 31, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.314)	0.959	0.453	0.418	0.108	0.350
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.340)	(0.285)	(0.013)	(0.297)
Global Equities (FTSE World Index)			1.000	0.534	0.487	0.154	0.410
Crude Oil				1.000	0.790	0.289	0.741
Diesel-Heating Oil					1.000	0.339	0.760
Natural Gas						1.000	0.236
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter, one-year period ended March 31, 2015, unleaded gasoline was neither strongly correlated nor inversely correlated with large cap U.S. equities and U.S. government bonds. However, movements in crude oil were strongly correlated to global equities, crude oil, diesel-heating oil, and natural gas.

Correlation Matrix 12 Months ended March 31, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.924	0.331	0.685	0.393	0.405
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.327)	(0.335)	(0.565)	(0.009)	(0.370)
Global Equities (FTSE World Index)			1.000	0.468	0.785	0.451	0.631
Crude Oil				1.000	0.582	0.471	0.815
Diesel-Heating Oil					1.000	0.328	0.749
Natural Gas						1.000	0.554
Unleaded Gasoline							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UGA’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by UGA for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UGA estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UGA has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UGA has met, and it is anticipated that UGA will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UGA’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC contracts and payment of its expenses, summarized below under “Contractual Obligations.”

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2015, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2015, UGA used other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2015, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

If, in the future, UGA purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of March 31, 2015, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $88,336,145 with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of March 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UGA’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by UGA to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

In addition to USCF’s management fee, UGA pays its brokerage fees (including fees to a FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UGA’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UGA also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2015, UGA’s portfolio consisted of 1,220 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of March 31, 2015, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UGA may purchase OTC contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UGA may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”). In the most common type of EFR transaction entered into by UGA, the OTC component is the purchase or sale of one or more baskets of UGA shares. These EFR transactions may expose UGA to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2015, UGA limited its OTC activities to EFR transactions.

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

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 26, 2015.

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

Date: May 13, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 13, 2015

