Form 10-Q
period 2015-09-30
United States Gasoline Fund, LP
filed 2015-11-13
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 2,400,000 outstanding shares as of November 10, 2015.

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$62,253,230	$35,557,290
Equity in trading accounts:
Cash and cash equivalents	8,931,787	6,161,581
Unrealized gain (loss) on open commodity futures contracts	(148,445)	(2,835,302)
Receivable for shares sold	-	1,689,272
Receivable from General Partner (Note 3)	160,282	134,106
Dividends receivable	68	968
Directors' fees and insurance receivable	1,461	673
Prepaid registration fees	89,948	124,693
ETF transaction fees receivable	-	350
Total assets	$71,288,331	$40,833,631

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$34,710	$22,444
Professional fees payable	91,891	125,122
Brokerage commissions payable	4,073	1,973
License fees payable	3,204	1,948

Total liabilities	133,878	151,487

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	71,154,453	40,682,144
Total Partners' Capital	71,154,453	40,682,144

Total liabilities and partners' capital	$71,288,331	$40,833,631

Limited Partners' shares outstanding	2,250,000	1,200,000
Net asset value per share	$31.62	$33.90
Market value per share	$31.65	$34.15

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)
At September 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB November 2015 contracts, expiring October 2015*	1,240	$(148,445)	(0.21)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 10/15/2015	$10,000,000	$9,999,669	14.05
0.07%, 11/12/2015	15,000,000	14,998,775	21.08
0.09%, 12/10/2015	25,000,000	24,995,722	35.13
0.14%, 12/31/2015	4,000,000	3,998,635	5.62
0.19%, 2/04/2016	1,000,000	999,353	1.41
Total Treasury Obligations		54,992,154	77.29

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	2,000,000	2,000,000	2.81
Total Cash Equivalents		$56,992,154	80.10

* Collateral amounted to $8,931,787 on open future contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed contracts	$(24,265,894)	$(5,067,119)	$(6,070,541)	$(54,730)
Change in unrealized gain (loss) on open contracts	1,375,361	(1,499,820)	2,686,857	(4,057,801)
Dividend income	1,335	1,698	6,325	5,127
Interest income	12,325	1,156	25,267	4,071
ETF transaction fees	1,400	2,450	8,750	4,200

Total income (loss)	(22,875,473)	(6,561,635)	(3,343,342)	(4,099,133)

Expenses
General Partner management fees (Note 3)	123,574	71,065	384,254	220,169
Professional fees	47,791	58,035	131,385	130,616
Brokerage commissions	25,482	8,929	72,352	25,698
Directors' fees and insurance	2,726	2,973	8,435	9,435
License fees	3,089	1,776	9,606	5,504
Registration fees	11,709	11,709	34,745	34,745

Total expenses	214,371	154,487	640,777	426,167

Expense waiver (Note 3)	(59,725)	(78,559)	(160,282)	(116,196)

Net expenses	154,646	75,928	480,495	309,971

Net income (loss)	$(23,030,119)	$(6,637,563)	$(3,823,837)	$(4,409,104)
Net income (loss) per limited partnership share	$(9.68)	$(8.61)	$(2.28)	$(5.48)
Net income (loss) per weighted average limited partnership share	$(9.83)	$(8.14)	$(1.63)	$(5.30)
Weighted average limited partnership shares outstanding	2,341,848	815,761	2,348,535	831,868

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$40,682,144	$40,682,144
Addition of 1,650,000 partnership shares	-	56,345,833	56,345,833
Redemption of 600,000 partnership shares	-	(22,049,687)	(22,049,687)
Net income (loss)	-	(3,823,837)	(3,823,837)

Balances, at September 30, 2015	$-	$71,154,453	$71,154,453

Net Asset Value Per Share:
At December 31, 2014			$33.90
At September 30, 2015			$31.62

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(3,823,837)	$(4,409,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(2,770,206)	(680,726)
Unrealized (gain) loss on open futures contracts	(2,686,857)	4,057,801
(Increase) decrease in receivable from General Partner	(26,176)	69,700
(Increase) decrease in dividends receivable	900	56
(Increase) decrease in directors' fees and insurance receivable	(788)	(1,826)
(Increase) decrease in prepaid registration fees	34,745	34,744
(Increase) decrease in ETF transaction fees receivable	350	-
Increase (decrease) in General Partner management fees payable	12,266	(2,779)
Increase (decrease) in professional fees payable	(33,231)	(148,419)
Increase (decrease) in brokerage commissions payable	2,100	(450)
Increase (decrease) in license fees payable	1,256	(294)
Net cash provided by (used in) operating activities	(9,289,478)	(1,081,297)

Cash Flows from Financing Activities:
Addition of partnership shares	58,035,105	17,187,212
Redemption of partnership shares	(22,049,687)	(17,986,753)
Net cash provided by (used in) financing activities	35,985,418	(799,541)

Net Increase (Decrease) in Cash and Cash Equivalents	26,695,940	(1,880,838)

Cash and Cash Equivalents, beginning of period	35,557,290	52,193,157
Cash and Cash Equivalents, end of period	$62,253,230	$50,312,319

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2015, UGA held 1,240 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA”. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008. As of September 30, 2015, UGA had registered a total of 80,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UGA earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UGA is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2015.

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

Calculation of Per Share NAV

UGA’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2015 and 2014, UGA incurred $34,745 and $34,745, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $11,100 for UGA and, in the aggregate for UGA and the Related Public Funds, $569,300.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2015 and 2014, UGA incurred $9,606 and $5,504, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $164,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by UGA, to the extent that such expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2015, USCF waived $160,282 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

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

Brown Brothers Harriman & Co. Agreements

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

Brokerage and Futures Commission Merchant Agreements

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

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$72,352	$25,698
Total commissions as an annualized percentage of average net assets	0.11%	0.07%
Commissions accrued as a result of rebalancing	$69,231	$24,830
Percentage of commissions accrued as a result of rebalancing	95.69%	96.62%
Commissions accrued as a result of creation and redemption activity	$3,121	$868
Percentage of commissions accrued as a result of creation and redemption activity	4.31%	3.38%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was a result of a greater number of futures contracts that were held and traded as a result of UGA’s increased net assets.

NYMEX Licensing Agreement

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

UGA may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by UGA through September 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

UGA’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UGA’s assets posted with that FCM; however, the majority of UGA’s assets are held in investments in Treasuries, cash and/or cash equivalents with UGA’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UGA’s custodian, however, could result in a substantial loss of UGA’s assets.

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2015 and December 31, 2014, UGA held investments in money market funds in the amounts of $2,000,000 and $28,024,349, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2015 and December 31, 2014, UGA held cash deposits and investments in Treasuries in the amounts of $69,185,017 and $13,694,522, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$33.90	$59.89
Total income (loss)	(2.08)	(5.11)
Net expenses	(0.20)	(0.37)
Net increase (decrease) in net asset value	(2.28)	(5.48)
Net asset value, end of period	$31.62	$54.41

Total Return	(6.73)%	(9.15)%

Ratios to Average Net Assets
Total income (loss)	(3.90)%	(8.36)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.40%	0.56%
Expenses waived*	(0.25)%	(0.32)%
Net expenses excluding management fees*	0.15%	0.24%
Net income (loss)	(4.47)%	(8.99)%

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

The following table summarizes the valuation of UGA’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$56,992,154	$56,992,154	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(148,445)	(148,445)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$34,023,594	$34,023,594	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,835,302)	(2,835,302)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(148,445)	$(2,835,302)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(6,070,541)		$(54,730)

	Change in unrealized gain (loss) on open contracts		$2,686,857		$(4,057,801)

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of gasoline, as measured by the daily changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UGA, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below).

UGA invests in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2015, UGA held 1,240 futures contracts for gasoline traded on the NYMEX. As of September 30, 2015, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2015, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2015, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via an FCM, and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If UGA enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UGA will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If UGA enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UGA will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, UGA will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

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

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2015. The price of the Benchmark Futures Contract started the period at $1.4721 per gallon. Prices hit a peak on June 10, 2015 of $2.1464 per gallon. The low for the period was on August 26, 2015 when the prices dropped to $1.2306 per gallon. The period ended with the Benchmark Futures Contract at $1.3667 per gallon, down approximately (7.16)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $33.90 and ended the period at $31.62 on September 30, 2015, a decrease of approximately (6.73)% over the period. UGA’s per share NAV reached its high for the period on June 10, 2015 at $42.35 and reached its low for the period on August 26, 2015 at $28.22. The Benchmark Futures Contract prices listed above began with the February 2015 contracts and ended with the November 2015 contracts. The decrease of approximately (7.16)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the nine months ended September 30, 2015, the gasoline futures market was primarily in a state of backwardation, with a period of seasonal contango during the first quarter. This pattern has been typical of the last ten years. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2015, UGA had issued 11,350,000 shares, 2,250,000 of which were outstanding. As of September 30, 2015, there were 68,650,000 shares registered but not yet issued.

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

As of September 30, 2015, UGA had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$85,624,464	$49,060,870
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$31,592	$9,198
Annualized yield based on average daily total net assets	0.05%	0.03%
Management fee	$384,254	$220,169
Total fees and other expenses excluding management fees	$256,523	$205,998
Fees and expenses related to the registration or offering of additional shares	$34,745	$34,745
Total amount of the expense waiver	$160,282	$116,196
Expenses before allowance for the expense waiver	$640,777	$426,167
Expenses after allowance for the expense waiver	$480,495	$309,971
Total commissions accrued to brokers	$72,352	$25,698
Total commissions as annualized percentage of average total net assets	0.11%	0.07%
Commissions accrued as a result of rebalancing	$69,231	$24,830
Percentage of commissions accrued as a result of rebalancing	95.69%	96.62%
Commissions accrued as a result of creation and redemption activity	$3,121	$868
Percentage of commissions accrued as a result of creation and redemption activity	4.31%	3.38%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. As a result, the amount of income earned by UGA as a percentage of average total net assets was similar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

UGA’s total fees and expenses excluding management fees for the nine months ended September 30, 2015 was higher compared to the nine months ended September 30, 2014.

The increase in the total commissions accrued to brokers by UGA for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was a result of a greater number of futures contracts being held and traded as a result of UGA’s increased net assets.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$81,711,375	$46,990,249
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$13,660	$2,854
Annualized yield based on average daily total net assets	0.07%	0.02%
Management fee	$123,574	$71,065
Total fees and other expenses excluding management fees	$90,797	$83,422
Fees and expenses related to the registration or offering of additional shares	$11,709	$11,709
Total amount of the expense waiver	$59,725	$78,559
Expenses before allowance for the expense waiver	$214,371	$154,487
Expenses after allowance for the expense waiver	$154,646	$75,928
Total commissions accrued to brokers	$25,482	$8,929
Total commissions as annualized percentage of average total net assets	0.12%	0.08%
Commissions accrued as a result of rebalancing	$25,394	$8,365
Percentage of commissions accrued as a result of rebalancing	99.65%	93.68%
Commissions accrued as a result of creation and redemption activity	$88	$564
Percentage of commissions accrued as a result of creation and redemption activity	0.35%	6.32%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

UGA’s total fees and expenses excluding management fees for the three months ended September 30, 2015 was higher compared to the three months ended September 30, 2014.

The increase in the total commissions accrued to brokers by UGA for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was a result of a greater number of futures contracts being held and traded as a result of UGA’s increased net assets.

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

For the 30-valuation days ended September 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.176)%, while the simple average daily change in the per share NAV of UGA over the same time period was (0.179)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.273)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to September 30, 2015, the simple average daily change in the Benchmark Futures Contract was 0.004% while the simple average daily change in the per share NAV of UGA over the same time period was 0.001%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.033)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2015. The second graph measures monthly changes from September 30, 2010 through September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of UGA as measured by changes in its per share NAV was (6.73)%. This is based on an initial per share NAV of $33.90 as of December 31, 2014 and ending per share NAV as of September 30, 2015 of $31.62. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $31.79 as of September 30, 2015, for a total return over the relevant time period of (6.22)%. The difference between the actual per share NAV total return of UGA of (6.73)% and the expected total return based on the Benchmark Futures Contract of (6.22)% was an error over the time period of (0.51)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2014, the actual total return of UGA as measured by changes in its per share NAV was (9.15)%. This was based on an initial per share NAV of $59.89 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $54.41. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $54.73 as of September 30, 2015, for a total return over the relevant time period of (8.62)%. The difference between the actual per share NAV total return of UGA of (9.15)% and the expected total return based on the Benchmark Futures Contract of (8.62)% was an error over the time period of (0.53)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses may have caused daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UGA pays, offset in part by the income that UGA collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2015, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2005 and September 30, 2015. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2014 and held to September 30, 2015, decreased based upon the changes in the NAV for UGA shares on those days, by approximately (6.73)%, while the spot price of gasoline for immediate delivery during the same period decreased by (7.16)%. By comparison, an investment in UGA shares made on December 31, 2013 and held to September 30, 2015, increased based upon the changes in the NAV for UGA shares on those days, by approximately 5.23%, while the spot price of gasoline for immediate delivery during the same period increased by 9.24% (note: these comparisons ignore the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2015, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that excess supply of crude oil, the input product for gasoline, resulted in lower prices. The price of the Benchmark Futures Contract started the period at $1.4721 per gallon. Prices hit a peak on June 10, 2015 of $2.1464 per gallon. The low for the period was on August 26, 2015, when the price dropped to $1.2306 per gallon. The period ended with the Benchmark Futures Contracts at $1.3667 per gallon, down approximately (7.16)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices as a gasoline service station).

Crude Oil Market. During the nine months ended September 30, 2015, crude oil prices were impacted by several factors. Crude oil inventories grew to approximately 460 million barrels by the end of September, approximately 28% higher than the same week a year earlier. Storage remained near the peak level of 491 million barrels reported in April, the highest volume since the EIA began reporting storage data in 1982. The amount of crude in storage increased consistently from the start of the year (when inventories were 22% lower) to late April before beginning to decline on moderately reduced output from shale producers and other sources. The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. United States crude oil prices finished the third quarter of 2015 approximately 15.36% lower than at the beginning of the year. Prices fluctuated as investors weighed the possibility that global inventories may stabilize next year and record production growth was curtailed in the wake of lower prices. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between September 30, 2005 and September 30, 2015, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of unleaded gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas. However, movements in unleaded gasoline were strongly correlated to movements in crude oil and diesel-heating oil.

Correlation Matrix September 30, 2005 - 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.293)	0.961	0.422	0.420	0.114	0.398
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.268)	(0.371)	(0.329)	(0.012)	(0.375)
Global Equities (FTSE World Index)			1.000	0.508	0.487	0.147	0.458
Crude Oil				1.000	0.798	0.256	0.745
Diesel-Heating Oil					1.000	0.277	0.751
Natural Gas						1.000	0.161
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the shorter, one-year period ended September 30, 2015, unleaded gasoline was neither strongly correlated nor inversely correlated with large cap U.S. equities. However, movements in unleaded gasoline were strongly correlated to, global equities, crude oil, diesel-heating oil, and natural gas, and inversely correlated to U.S. government bonds.

Correlation Matrix 12 Months ended September 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.315)	0.945	(0.089)	0.364	0.119	0.355
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.544)	(0.658)	(0.262)	(0.528)
Global Equities (FTSE World Index)			1.000	0.109	0.469	0.248	0.569
Crude Oil				1.000	0.655	(0.480)	0.726
Diesel-Heating Oil					1.000	(0.408)	0.741
Natural Gas						1.000	0.573
Unleaded Gasoline							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UGA’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UGA for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UGA estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UGA has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UGA has met, and it is anticipated that UGA will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UGA’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps and payment of its expenses, summarized below under “Contractual Obligations.”

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2015, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2015, UGA used other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2015, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

Credit Risk

When UGA enters into Futures Contracts and Other Gasoline-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. UGA is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UGA in such circumstances.

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

If, in the future, UGA purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2015, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $71,185,017 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2015, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of September 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

In addition to USCF’s management fee, UGA pays its brokerage fees (including fees to an FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UGA’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. UGA also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2015, UGA’s portfolio consisted of 1,240 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of September 30, 2015, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UGA may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

UGA may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Positions” or “EFRP transaction”). In the most common type of EFRP transaction entered into by UGA, the OTC component is the purchase or sale of one or more baskets of UGA shares. These EFRP transactions may expose UGA to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of UGA only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UGA will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the nine month reporting period ended September 30, 2015, UGA limited its OTC activities to EFRP transactions.

UGA anticipates that the use of Other Gasoline-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UGA. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UGA’s ability to successfully track the Benchmark Futures Contract.

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

Date: November 13, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2015

