Form 10-K
period 2015-12-31
United States Gasoline Fund, LP
filed 2016-03-11
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2015 was: $103,025,000.

The registrant had 3,100,000 outstanding shares as of March 8, 2016.

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

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the United States Agriculture Index Fund (“USAG”) are referred to collectively herein as the “Related Public Funds.”. USO, UNG, USL, UHN, DNO, UNL, BNO, USCI, CPER and USAG are actively operating funds and all are listed on the NYSE Arca, and referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UGA may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series United States Metals Index Fund (“USMI”) announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Exchange Act and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the SEC. USCF has submitted written notice to the NYSE Arca its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF is required to evaluate the credit risk of UGA to the futures commission merchant (“FCM”), oversee the purchase and sale of UGA’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UGA and manage UGA’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for UGA (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UGA.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UGA’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UGA’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of UGA, effective as of March 1, 2013 (as amended from time to time, the “LP Agreement”).

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of May15, 2015 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of UGA. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UGA Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in gasoline prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the gasoline market in a transparent, cost-effective manner.

The net assets of UGA consist primarily of investments in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments include those allowing UGA to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this annual report on Form 10-K. UGA invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UGA are available on UGA’s website at www.unitedstatescommodityfunds.com.

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

The shares issued by UGA may only be purchased by Authorized Participants and only in blocks of 50,000 shares, called “Creation Baskets”. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 50,000 shares, called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets, are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by UGA. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UGA’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting UGA’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Gasoline-Related Investments. To the extent that UGA invests in Other Gasoline-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If UGA is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Gasoline-Related Investments, a substantial portion of UGA’s assets could be invested in accordance with such priority in Other Gasoline-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UGA’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Gasoline-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments include those allowing UGA to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business –Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UGA’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest UGA’s assets in Futures Contracts having an aggregate notional amount exactly equal to UGA’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and UGA’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, UGA may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contract through the use of Other Gasoline-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Futures Contract.

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

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The diesel-heating Oil Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a diesel-heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The diesel-heating Oil Futures Contract is cash-settled against the prevailing market price for heating oil delivered to the New York Harbor.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, futures exchanges and, for certain contracts, the CFTC, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in UGA is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S. based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for gasoline. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its gasoline contract as the NYMEX. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contracts for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2015, UGA held 1,427 NYMEX RBOB Gasoline Futures RB contracts. As of December 31, 2015, UGA did not hold any Futures Contracts traded on the ICE Futures. For the year ended December 31, 2015, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because of UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract to expire during one day each month. For the year ended December 31, 2015, UGA did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

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

As a result of the foregoing, typically 5% to 30% of UGA’s assets are held as margin in segregated accounts with an FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, UGA may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its OTC contracts. UGA earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. UGA anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. UGA reinvests the earned income, holds it in cash, or uses it to pay its expenses. If UGA reinvests the earned income, it makes investments that are consistent with its investment objective.

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

Leverage

USCF endeavors to have the value of UGA’s Treasuries, cash and cash equivalents, whether held by UGA or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Gasoline-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage UGA’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by UGA unless UGA is required to borrow money in the event of physical delivery, if UGA trades in cash commodities, or for short-term needs created by unexpected redemptions.

OTC Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the gasoline market. Consequently, UGA may purchase options on gasoline Futures Contracts on these exchanges in pursuing its investment objective.

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to gasoline. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF’s Board.

UGA may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transaction). In the most common type of EFRP transaction entered into by UGA, the OTC component is the purchase or sale of one or more baskets of UGA shares. These EFRP transactions may expose UGA to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

UGA may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. UGA would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the reporting period of this annual report on Form 10-K, UGA limited its derivatives activities to Futures Contracts and EFRP transactions.

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

UGA also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

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

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. Effective October 10, 2013, RBC Capital became the futures clearing broker for UGA. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

RBC Capital Markets LLC (RBC)

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements.  As a result, certain of RBC's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations.  RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches.  In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations.  RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer.  Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC's business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages as appropriate in each pending matter.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be.  Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On June 18, 2015, in connection with the SEC's Municipalities Continuing Disclosure Cooperation (MCDC) initiative, the SEC commenced and settled an administrative proceeding against RBC Capital Markets, LLC for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC paid a fine of $500,000.

On July 31, 2015, RBC Capital Markets, LLC was added as a new defendant in a pending putative class action initially filed in November 2013 in the United States District Court for the Southern District of New York. The action is brought against multiple foreign exchange dealers and alleges collusive behavior, among other allegations, in foreign exchange trading. The action is in its initial stages as it relates to the new defendants, including RBC Capital Markets, LLC.  On September 11, 2015, a class action lawsuit was filed in the Ontario Superior Court of Justice and a motion for authorization of a class action was filed in the Quebec Superior Court, both on behalf of an alleged class of Canadian investors, against Royal Bank of Canada, RBC Capital Markets, LLC and a number of other foreign exchange dealers. The Canadian class actions allege that the defendants conspired to manipulate the prices of currency trades and are in their initial stages. Based on the facts currently known, it is not possible to predict the ultimate outcome of the Foreign Exchange Matters or the timing of their ultimate resolution.

On October 14, 2014, the Delaware Court of Chancery (the Court of Chancery) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital Markets, LLC liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC Capital Markets, LLC appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital Markets, LLC is cooperating with an investigation by the SEC relating to this matter.

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

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

RBC Capital Markets, LLC, RBC Europe, Ltd. and RBC USA Holdco Corporation are defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation. In September 2011, RBC reached a settlement with the Securities and Exchange Commission which was paid to the school districts through a Fair Fund. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of this proceeding or the timing of its resolution; however, management believes the ultimate resolution of this proceeding will not have a material adverse effect on our consolidated financial position or results of operations.

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

Currently, USCF does not employ commodity trading advisors for trading of UGA contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI, CPER and USAG. If, in the future, USCF does employ commodity trading advisors for UGA, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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

Fees and Compensation Arrangements between UGA and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UGA
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UGA pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UGA is responsible for its pro rata share of the assets held by UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG.

Expenses Paid or Accrued by UGA from Inception through December 31, 2015 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$3,271,585
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$479,260
Other Amounts Paid or Accrued(5):	$2,364,548
Total Expenses Paid or Accrued:	$6,115,393
Expenses Waived(6):	$(1,437,653)
Total Expenses Paid or Accrued Including Expenses Waived:	$4,667,740

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(6)	USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2015. USCF has no obligation to pay such expenses in subsequent periods.

Expenses Paid or Accrued by UGA from Inception through December 31, 2015 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued(7):	0.43% annualized
Total Expenses Paid or Accrued:	1.12% annualized
Expenses Waived(8):	(0.26)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.86% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least December 31, 2015. USCF has no obligation to pay such expenses in subsequent periods.

Other Fees. UGA also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $164,000 for the fiscal year ended December 31, 2015. In addition, UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2015 was $10,840.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry. USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UGA (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UGA, without the consent of any limited partner or shareholder or Authorized Participant. From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2016), the applicable transaction fee paid by Authorized Participants was $350 to UGA for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Participants who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or USCF, and no such person will have any obligation or responsibility to USCF or UGA to effect any sale or resale of shares. As of December 31, 2015, 12 Authorized Participants had entered into agreements with USCF on behalf of UGA. During the year ended December 31, 2015, UGA issued 40 Creation Baskets and redeemed 12 Redemption Baskets.

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

Under the Authorized Participant Agreement, USCF, and UGA under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UGA for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UGA’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to UGA, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to UGA’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UGA’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UGA for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UGA’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UGA’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an OTC contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Creation and Redemption Transaction Fee

To compensate UGA for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2013 (and continuing at least through April 30, 2016), the applicable transaction fee paid by Authorized Participants was $350 for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Investments

USCF causes UGA to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UGA’s assets in Futures Contracts and Other Gasoline-Related Investments and investments in Treasuries, cash and/or cash equivalents. When UGA purchases a Futures Contract and certain exchange-traded Other Gasoline-Related Investments, UGA is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Gasoline Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Gasoline Interests will generally impose similar collateral requirements on UGA. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Gasoline Interests based on changes in the value of the Gasoline Interests. Furthermore, ongoing collateral requirements with respect to OTC Gasoline Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Gasoline Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and OTC Gasoline Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UGA’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UGA will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UGA’s benefit.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to UGA to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g., retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

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

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the OTC market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

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

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

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

UGA’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are discussed several key regulatory items that are relevant to UGA. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. In addition, with regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on UGA is impossible to predict, but it could be substantial and adverse.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (“the Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.

Margin Requirements

Futures and Cleared Swaps

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

Margin requirements are computed each day by the relevant clearing organization and a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. With respect to trading by UGA, UGA (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Options

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she may be required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

OTC Swaps

In October 2015 the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated. UGA is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, UGA will be subject to the variation margin requirements of the Final Margin Rules, which will become effective for UGA on March 1, 2017. However, UGA will not have material swaps exposure and, accordingly, UGA will not be subject to the initial margin requirements of the Final Margin Rules.

The CFTC and the SEC are required to adopt their own versions of the Final Margin Rules that are comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. The CFTC finalized its margin rules on December 16, 2015. The CFTC’s rules are substantially the same as the Final Margin Rules. The SEC has yet to finalize its margin rules.

Mandatory Clearing of Swaps

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract and such contract is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UGA enters into any of the interest rate or index-based credit default swaps that are subject to these requirements, such swaps will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UGA to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the relevant clearing organization, subject to certain regulatory requirements and guidelines.

Other Requirements for Swaps

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. If UGA engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UGA may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with counterparties that are subject to EMIR.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES GASOLINE FUND (U.S. Reg. No. 3486625) for “Fund investment services in the field of gasoline futures contracts, cash-settled options on gasoline futures contracts, forward contracts for gasoline, OTC transactions based on the price of gasoline, and indices based on the foregoing,” in use since February 22, 2008, UGA UNITED STATES GASOLINE FUND, LP (and Design) (U.S. Reg. No. 3638984) for “Investment services in the field of gasoline futures contracts and other gasoline related investments,” in use since February 26, 2008, and UGA UNITED STATES GASOLINE FUND, LP (and Flame Design) (U.S. Reg. No. 4440923) for “Financial investment services in the field of gasoline futures contracts, cash-settled options on gasoline futures contracts, forward contracts for gasoline, OTC transactions based on the price of gasoline, and indices based on the foregoing” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (U.S. Reg. No. 3638987) for “fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A. Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UGA’s financial statements and the related notes.

UGA’s investment objective is for the daily percentage change in the net asset value (“NAV”) per share to reflect the daily percentage changes of the spot price of unleaded gasoline, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, less UGA’s expenses. UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. UGA’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in unleaded gasoline and to hedge against movements in the spot price of unleaded gasoline. An investment in UGA involves investment risk similar to a direct investment in Futures Contracts and Other Gasoline-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of unleaded gasoline will have an efficient hedge only if the price they pay for their shares closely correlates with the price of unleaded gasoline. In addition to investment risk and correlation risk, an investment in UGA involves tax risks, OTC risks, and other risks.

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

Economic conditions impacting gasoline. The demand for unleaded gasoline correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on unleaded gasoline prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations, can also impact the demand for unleaded gasoline. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for unleaded gasoline.

Other gasoline demand-related factors. Other factors that may affect the demand for unleaded gasoline and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for unleaded gasoline associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other gasoline supply-related factors. Unleaded gasoline prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce unleaded gasoline prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of unleaded gasoline. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to OPEC production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for gasoline.

Other factors impacting the gasoline market. The supply of and demand for unleaded gasoline may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control the Position Limit Rules. The Position Limit Rules, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues -- OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA. See “The Commodity Interest Markets- Regulation” in this annual report on Form 10-K for additional information.

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

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

A portion of UGA’s assets may be used to trade OTC Gasoline Interests, such as forward contracts or swap or spot contracts. OTC contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the OTC contracts could expose UGA in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if UGA enters into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UGA to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

UGA will be subject to credit risk with respect to counterparties to OTC contracts entered into by UGA or held by special purpose or structured vehicles.

UGA faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UGA, in which case UGA could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UGA may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UGA may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing OTC derivatives may be less certain that actively traded financial instruments.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact UGA’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

The liquidity of the shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

In the event that one or more Authorized Participants which have substantial interests in the shares withdraw from participation, the liquidity of the shares will likely decrease, which could adversely affect the market price of the shares and result in investors incurring a loss on their investment.

Shareholders that are not Authorized Participants may only purchase or sell their shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the shares.

Only Authorized Participants may create or redeem Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

In managing and directing the day-to-day activities and affairs of UGA, USCF relies heavily on Messrs. John P. Love and Stuart P. Crumbaugh. If Messrs. Love or Crumbaugh were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UGA. Furthermore, Messrs. Love or Crumbaugh are currently involved in the management of the Related Public Funds.

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UGA, including their regulatory obligations.

There is a risk that UGA will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UGA may not earn any profit.

UGA pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of NAV on its average net assets, and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UGA’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

UGA invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of UGA’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, UGA is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UGA currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on UGA’s ability to hedge risk, however, the imposition of a floating net asset value could cause UGA to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UGA.

The failure or bankruptcy of a clearing broker could result in a substantial loss of UGA’s assets and could impair UGA in its ability to execute trades.

In the event of the bankruptcy of a clearing broker or an Exchange’s clearing house, UGA could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, UGA would be afforded the protections granted to customers of a futures commission merchant, or “FCM,” and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing UGA to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by UGA (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, UGA could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

On January 13, 2014, new regulations became effective relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and 20 examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, UGA or its investors.

Notwithstanding that UGA could sustain losses upon the failure or bankruptcy of its FCM, the majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

The failure or bankruptcy of UGA’s Custodian could result in a substantial loss of UGA’s assets.

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

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, UGA is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of UGA’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of UGA shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. UGA and its shareholders could be negatively impacted as a result. While UGA has established business continuity plans, there are inherent limitations in such plans.

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

	High	Low
Fiscal year 2015
First quarter	$38.83	$29.45
Second quarter	$42.25	$34.54
Third quarter	$41.05	$28.53
Fourth quarter	$33.23	$27.45

	High	Low
Fiscal year 2014
First quarter	$61.16	$55.71
Second quarter	$64.12	$57.90
Third quarter	$62.85	$54.56
Fourth quarter	$54.60	$33.63

As of December 31, 2015, UGA had approximately 8,003 holders of shares.

Dividends

UGA has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UGA does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Participants, UGA redeemed 12 baskets (comprising 600,000 shares) during the year ended December 31, 2015.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$76,350	$40,834	$57,156	$64,539	$77,673
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(8,722)	$(26,757)	$3,448	$14,879	$14,789
Net income (loss)	$(9,183)	$(27,101)	$2,961	$14,177	$13,972
Weighted-average limited partnership shares	2,367,260	896,438	997,123	1,672,951	2,303,014
Net income (loss) per share	$(4.60)	$(25.99)	$1.50	$10.02	$6.31
Net income (loss) per weighted average share	$(3.88)	$(30.23)	$2.97	$8.47	$6.07
Cash and cash equivalents at end of year	$64,443	$35,557	$52,193	$56,401	$68,137

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of gasoline. It is not the intent of UGA to be operated in a fashion such that the per share NAV or market price of shares will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline, nor is UGA’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for gasoline traded on the NYMEX unless the near month contract is within two weeks of expiration in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, FINRA, CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UGA are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Gasoline futures prices were volatile during the year ended December 31, 2015 and exhibited an uptrend through early June and a downward trend for the remainder of the year. The price of the Benchmark Futures Contract started the year at $1.4721 per gallon. Prices hit a peak on June 10, 2015 of $2.146 per gallon. The low for the year was on December 22, 2015, when the prices dropped to $1.119 per gallon. The year ended with the Benchmark Futures Contract at $1.271 per gallon, down approximately (13.66)% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the year at $33.90 and ended the year at $29.30 on December 31, 2015, a decrease of approximately (13.57)% over the year. UGA’s per share NAV reached its high for the year on June 10, 2015 at $42.35 and reached its low for the year on December 22, 2015 at $27.34. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with the February 2016 contract. The decrease of approximately (13.66)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the year ended December 31, 2015, the gasoline futures market exhibited periods of both contango and backwardation, with the market in backwardation the majority of the time. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. As of December 31, 2015, UGA had issued 11,700,000 shares, 2,600,000 of which were outstanding. As of December 31, 2015, there were 68,300,000 shares registered but not yet issued.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2015, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014; and for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Per share net asset value, end of period	$29.30	$33.90	$59.89
Average daily total net assets	$82,435,266	$49,048,272	$58,529,442
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$47,089	$13,292	$14,479
Annualized yield based on average daily total net assets	0.06%	0.03%	0.02%
Management fee	$494,612	$294,290	$351,177
Total fees and other expenses excluding management fees	$347,951	$290,608	$333,136
Total amount of the expense waiver	$224,565	$182,226	$137,776
Expenses before allowance for the expense waiver	$842,563	$584,898	$684,313
Expenses after allowance for the expense waiver	$617,998	$402,672	$546,537
Fees and expenses related to the registration or offering of additional shares	$46,453	$46,454	$46,453
Total commissions accrued to brokers	$98,827	$38,600	$39,110
Total commissions as annualized percentage of average total net assets	0.12%	0.08%	0.07%
Commissions accrued as a result of rebalancing	$95,097	$37,129	$37,932
Percentage of commissions accrued as a result of rebalancing	96.23%	96.19%	96.99%
Commissions accrued as a result of creation and redemption activity	$3,730	$1,471	$1,178
Percentage of commissions accrued as a result of creation and redemption activity	3.77%	3.81%	3.01%

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

The decrease in the per share NAV for December 31, 2015, compared to the year ended December 31, 2014, was a result of lower prices for gasoline and the related decrease in the value of the Benchmark Futures Contracts held and traded by UGA; and the decrease in the per share NAV for the year ended December 31, 2014, as compared to December 31, 2013, was a result of lower prices for gasoline and the related decrease in the value of the Benchmark Futures Contracts held and traded by UGA.

Average interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2015, compared to the year ended December 31, 2014; for the year ended December 31, 2014, compared to year ended 2013 average interest rates on short-term investments held by UGA were similar. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was similar during the year ended December 31, 2015, compared to year ended 2014 and similar during the year ended December 31, 2014, compared to year ended 2013.

The increase in total fees and expenses excluding management fees for the year ended December 31, 2015, compared to the year ended December 31, 2014 was due to UGA’s larger size as measured by total net assets; and the decrease in total fees and expenses excluding management fees for the year ended December 31, 2014, compared to year ended December 31, 2013, was due to UGA’s smaller size as measured by total net assets.

UGA’s total commissions accrued to brokers as a percentage of net assets for December 31, 2015, compared to the year ended December 31, 2014, were higher due to a higher number of gasoline-linked instruments; and were similar for the year ended December 31, 2014, compared to December 31, 2013, as a percentage of net assets.

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014; and for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Per share net asset value, end of period	$29.30	$33.90	$59.89
Average daily total net assets	$72,971,665	$49,010,891	$55,178,214
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$15,497	$4,094	$3,398
Annualized yield based on average daily total net assets	0.08%	0.03%	0.02%
Management fee	$110,358	$74,121	$83,448
Total fees and other expenses excluding management fees	$91,428	$84,610	$63,128
Total amount of the expense waiver	$64,283	$66,030	$16,030
Expenses before allowance for the expense waiver	$201,786	$158,731	$146,576
Expenses after allowance for the expense waiver	$137,503	$92,701	$130,546
Fees and expenses related to the registration or offering of additional shares	$11,708	$11,709	$11,709
Total commissions accrued to brokers	$26,475	$12,902	$9,277
Total commissions as annualized percentage of average total net assets	0.14%	0.10%	0.07%
Commissions accrued as a result of rebalancing	$25,866	$12,299	$9,114
Percentage of commissions accrued as a result of rebalancing	97.70%	95.33%	98.24%
Commissions accrued as a result of creation and redemption activity	$609	$603	$163
Percentage of commissions accrued as a result of creation and redemption activity	2.30%	4.67%	1.76%

The decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was primarily due to lower prices for gasoline and the related decrease in the value of the gasoline Futures Contracts in which UGA invested; and the decrease in the per share NAV for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was a result of lower prices for gasoline and the related decrease in the value of the Benchmark Futures Contracts held and traded by UGA.

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2015, compared to the three months ended December 31, 2014 and 2013. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended December 31, 2015, compared to the three months ended December 31, 2014 and 2013.

UGA’s total fees and other expenses excluding management fees for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 were higher due to UGA’s larger size as measured by total net assets; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, UGA’s total fees and other expenses excluding management fees were similar.

UGA’s total commissions accrued to brokers as a percentage of net assets for December 31, 2015, compared to the three months ended December 31, 2014, were higher due to a higher number of gasoline-linked instruments; and were similar for the three months ended December 31, 2014, compared to December 31, 2013, as a percentage of net assets.

Tracking UGA’s Benchmark. USCF seeks to manage UGA’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UGA’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in gasoline Futures Contracts, other Gasoline-Related Investments.

For the 30 valuation days ended December 31, 2015, the simple average daily change in the Benchmark Futures Contract was 0.157%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.155%. The average daily difference was (.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.185%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2015.

Since December 2009 to December 31, 2015, the simple average daily change in the Benchmark Futures Contract was 0.0013%, while the simple average daily change in the per share NAV of UGA over the same time period was (0.0013)%. The average daily difference was (0.0026) % (or (0.26) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.855)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2015, the actual total return of UGA as measured by changes in its per share NAV was (13.57)%. This is based on an initial per share NAV of $33.90 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $29.30. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $29.50 as of December 31, 2015, for a total return over the relevant time period of (12.98)%. The difference between the actual per share NAV total return of UGA of (13.57)% and the expected total return based on the Benchmark Futures Contract of (12.98)% was an error over the time period of 0.59%, which is to say that UGA’s actual total return outperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2014, the actual total return of UGA as measured by changes in its per share NAV was (43.40)%. This is based on an initial per share NAV of $59.89 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $33.90. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $34.16 as of December 31, 2014, for a total return over the relevant time period of (42.96)%. The difference between the actual per share NAV total return of UGA of (43.40)% and the expected total return based on the Benchmark Futures Contract of (42.96)% was an error over the time period of (0.44)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2013, the actual total return of UGA as measured by changes in its per share NAV was 2.57%. This is based on an initial per share NAV of $58.39 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $59.89. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $60.46 as of December 31, 2013, for a total return over the relevant time period of 3.54%. The difference between the actual per share NAV total return of UGA of 2.57% and the expected total return based on the Benchmark Futures Contract of 3.54% was an error over the time period of (0.97)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2015, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10 year period between December 31, 2005 and December 31, 2015. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2014 and held to December 31, 2015 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (13.57)%, while the spot price of gasoline for immediate delivery during the same period decreased by (13.66)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2013 and held to December 31, 2014 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (43.40)%, while the spot price of gasoline for immediate delivery during the same period decreased by (47.16)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the year ended December 31, 2015, the price of unleaded gasoline in the United States was primarily impacted by the excess supply of crude oil, the input product for gasoline, which resulted in lower prices in the United States. The price of the Benchmark Futures Contract began 2015 at $1.4721 per gallon. Prices hit a peak on June 10, 2015 of $2.146 per gallon before falling for the remainder of the year. The low for the year was on December 22, 2015, when the price dropped to $1.119 per gallon. The year ended with the Benchmark Futures Contract at $1.271 per gallon, down approximately (13.66)% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the year ended December 31, 2015, crude oil prices were impacted by several factors. The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April before beginning to decline on moderately reduced output from shale producers and other sources. However, storage remained elevated relative to previous levels and began to rise again in late summer, approaching the peak level of 491 million barrels reported in April, the highest volume since the U.S. Energy Information Administration (“EIA”) began reporting storage data in 1982. U.S. crude oil inventories grew to approximately 490 million barrels by the end of December, approximately 26% higher than the same week a year earlier and the five-year average storage level. United States crude oil prices finished the year ended December 31, 2015 approximately 30.47% lower than at the beginning of the year. Prices fluctuated as investors weighed the possibility that global inventories may stabilize in 2016. Should supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East would likely have the opposite effect.

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

For the ten year time period between 2005 and 2015, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities or natural gas. However, movements in gasoline were strongly correlated to movements in crude oil and diesel-heating oil.

Correlation Matrix 10 Years	Large Cap US Equities (S&P 600)	US Gov't Bonds (EFFAS US Govt Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap US Equities (S&P 500)	1.000	(0.300)	0.963	0.424	0.419	0.103	0.401
US Gov't Bonds (EFFAS US Govt Bond Index)		1.000	(0.276)	(0.369)	(0.326)	(0.018)	(0.404)
Global Equities (FTSE World Index)			1.000	0.504	0.483	0.146	0.458
Crude Oil				1.000	0.800	0.266	0.747
Heating Oil					1.000	0.276	0.740
Natural Gas						1.000	0.157
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2015, gasoline was neither strongly correlated nor inversely correlated to movements in natural gas and strongly correlated with movements in crude oil and diesel-heating oil. Gasoline was somewhat correlated with large cap U.S. equities and somewhat inversely correlated with U.S. government bonds.

Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Govt Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap US Equities (S&P 500)	1.000	(0.412)	0.974	0.160	0.380	(0.187)	0.531
US Gov't Bonds (EFFAS US Govt Bond Index)		1.000	(0.357)	(0.491)	(0.591)	(0.577)	(0.550)
Global Equities (FTSE World Index)			1.000	0.264	0.432	(0.122)	0.636
Crude Oil				1.000	0.648	0.357	0.629
Heating Oil					1.000	0.305	0.752
Natural Gas						1.000	0.360
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in bank Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the year ended December 31, 2015, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. Similarly, during the year ended December 31, 2014, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2015 and 2014, UGA used other assets to pay cash expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2015, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

If, in the future, UGA purchases OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2015, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $75,519,309 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2015, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of December 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2015, UGA’s portfolio consisted of 1,427 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of December 31, 2015, UGA did not hold any Futures Contracts traded on ICE Futures Europe. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

OTC Derivatives (Including Spreads and Straddles)

UGA may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

UGA may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract. (“Exchange for Related Position” or “EFRP” transactions)  in the most common type of EFRP transaction entered into by UGA, the OTC component is the purchase or sale of one or more baskets of UGA shares. These EFRP transactions may expose UGA to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the reporting period of this annual report on Form 10-K, UGA limited its OTC activities to EFRP transactions.

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

United States Gasoline Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UGA’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2015, UGA’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Gasoline Fund, LP

We have audited the internal control over financial reporting of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2015, of the Fund and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Gasoline Fund, LP

We have audited the accompanying statements of financial condition of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2015 and 2014, including the schedule of investments as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Gasoline Fund, LP as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 11, 2016

United States Gasoline Fund, LP

Statements of Financial Condition

At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$64,443,016	$35,557,290
Equity in trading accounts:
Cash and cash equivalents	11,076,293	6,161,581
Unrealized gain (loss) on open commodity futures contracts	527,226	(2,835,302)
Receivable for shares sold	-	1,689,272
Receivable from General Partner (Note 3)	224,565	134,106
Dividends receivable	200	968
Directors' fees and insurance receivable	744	673
Prepaid registration fees	78,239	124,693
ETF transaction fees receivable	-	350

Total assets	$76,350,283	$40,833,631

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$38,046	$22,444
Professional fees payable	127,940	125,122
Brokerage commissions payable	4,513	1,973
License fees payable	2,914	1,948

Total liabilities	173,413	151,487

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	76,176,870	40,682,144
Total Partners' Capital	76,176,870	40,682,144

Total liabilities and partners' capital	$76,350,283	$40,833,631

Limited Partners' shares outstanding	2,600,000	1,200,000
Net asset value per share	$29.30	$33.90
Market value per share	$29.26	$34.15

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Schedule of Investments

At December 31, 2015

Unrealized
Gain (Loss)
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB February 2016 contracts, expiring January 2016*	1,427	$527,226	0.69

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.19%, 2/04/2016	$1,000,000	$999,825	1.31
0.07%, 4/14/2016	1,000,000	999,812	1.31
0.11%, 4/21/2016	1,000,000	999,661	1.31
0.21%, 4/28/2016	2,000,000	1,998,623	2.63
0.33%, 5/12/2016	2,000,000	1,997,580	2.62
0.31%, 5/19/2016	2,000,000	1,997,606	2.62
0.35%, 5/26/2016	2,000,000	1,997,161	2.62
0.43%, 6/02/2016	2,000,000	1,996,387	2.62
0.52%, 6/09/2016	2,000,000	1,995,378	2.62
0.48%, 6/16/2016	2,000,000	1,995,547	2.62
0.46%, 6/23/2016	2,000,000	1,995,602	2.62
0.47%, 6/30/2016	6,000,000	5,985,973	7.86
Total Treasury Obligations		24,959,155	32.76

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	10,000,000	10,000,000	13.13
Goldman Sachs Financial Square Funds - Government Fund - Class FS	10,000,000	10,000,000	13.13
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	2,000,000	2,000,000	2.62
Total Money Market Funds		22,000,000	28.88
Total Cash Equivalents		$46,959,155	61.64

* Collateral amounted to $11,076,293 on open future contracts.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Schedule of Investments

At December 31, 2014

Unrealized
Gain (Loss)
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB February 2015 contracts, expiring January 2015*	658	$(2,835,302)	(6.97)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bills:
0.05%, 02/26/15	$3,000,000	$2,999,790	7.38
0.06%, 04/30/15	3,000,000	2,999,455	7.37
Total Treasury Obligations		5,999,245	14.75

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	28,024,349	28,024,349	68.88
Total Cash Equivalents		$34,023,594	83.63

* Collateral amounted to $6,161,851 on open futures contracts.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(11,985,649)	$(21,284,156)	$3,496,995
Change in unrealized gain (loss) on open futures contracts	3,362,528	(5,433,855)	(9,790)
Dividend income	6,657	8,021	9,198
Interest income	40,432	5,271	5,281
ETF transaction fees	10,850	6,650	5,600

Total income (loss)	(8,565,182)	(26,698,069)	3,507,284

Expenses
General Partner management fees (Note 3)	494,612	294,290	351,177
Professional fees	179,466	185,801	225,429
Brokerage commissions	98,827	38,600	39,110
Directors' fees and insurance	10,840	12,396	13,365
License fees	12,365	7,357	8,779
Registration fees	46,453	46,454	46,453

Total expenses	842,563	584,898	684,313

Expense waiver (Note 3)	(224,565)	(182,226)	(137,776)

Net expenses	617,998	402,672	546,537

Net income (loss)	$(9,183,180)	$(27,100,741)	$2,960,747
Net income (loss) per limited partnership share	$(4.60)	$(25.99)	$1.50
Net income (loss) per weighted average limited partnership share	$(3.88)	$(30.23)	$2.97
Weighted average limited partnership shares outstanding	2,367,260	896,438	997,123

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$-	$64,225,488	$64,225,488
Addition of 350,000 partnership shares	-	19,597,900	19,597,900
Redemption of 500,000 partnership shares	-	(29,886,964)	(29,886,964)
Net income (loss)	-	2,960,747	2,960,747

Balances, at December 31, 2013	-	56,897,171	56,897,171
Addition of 600,000 partnership shares	-	30,932,639	30,932,639
Redemption of 350,000 partnership shares	-	(20,046,925)	(20,046,925)
Net income (loss)	-	(27,100,741)	(27,100,741)

Balances, at December 31, 2014	-	40,682,144	40,682,144
Addition of 2,000,000 partnership shares	-	66,727,593	66,727,593
Redemption of 600,000 partnership shares	-	(22,049,687)	(22,049,687)
Net income (loss)	-	(9,183,180)	(9,183,180)

Balances, at December 31, 2015	$-	$76,176,870	$76,176,870

Net Asset Value Per Share:
At December 31, 2012			$58.39
At December 31, 2013			$59.89
At December 31, 2014			$33.90
At December 31, 2015			$29.30

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(9,183,180)	$(27,100,741)	$2,960,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(4,914,712)	(4,108,097)	3,116,655
Unrealized (gain) loss on open futures contracts	(3,362,528)	5,433,855	9,790
(Increase) decrease in receivable from General Partner	(90,459)	3,670	1,670
(Increase) decrease in dividends receivable	768	(340)	771
(Increase) decrease in directors' fees and insurance receivable	(71)	(415)	1,028
(Increase) decrease in prepaid registration fees	46,454	46,453	46,453
(Increase) decrease in ETF transaction fees receivable	350	(350)	-
Increase (decrease) in General Partner management fees payable	15,602	(6,075)	(4,341)
Increase (decrease) in professional fees payable	2,818	(100,307)	(50,214)
Increase (decrease) in brokerage commissions payable	2,540	250	(625)
Increase (decrease) in license fees payable	966	(212)	(326)
Net cash provided by (used in) operating activities	(17,481,452)	(25,832,309)	6,081,608

Cash Flows from Financing Activities:
Addition of partnership shares	68,416,865	29,243,367	19,597,900
Redemption of partnership shares	(22,049,687)	(20,046,925)	(29,886,964)
Net cash provided by (used in) financing activities	46,367,178	9,196,442	(10,289,064)

Net Increase (Decrease) in Cash and Cash Equivalents	28,885,726	(16,635,867)	(4,207,456)

Cash and Cash Equivalents, beginning of year	35,557,290	52,193,157	56,400,613
Cash and Cash Equivalents, end of year	$64,443,016	$35,557,290	$52,193,157

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Notes to Financial Statements

For the years ended December 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of December 31, 2015, UGA held 1,427 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

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

From July 1, 2011 and continuing at least through April 30, 2016, the applicable transaction fee paid by Authorized Participants is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“the SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA”. On that day, UGA established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of December 31, 2015, UGA had registered a total of 80,000,000 shares.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2015, 2014 and 2013, UGA incurred $46,453, $46,454 and $46,453, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2015 was $10,840. For the year ended December 31, 2014, these fees and expenses were $567,863 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2014 was $12,396. For the year ended December 31, 2013, these fees and expenses were $555,465 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2013 was $13,365.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2015, 2014 and 2013, UGA incurred $12,365, $7,357 and $8,779, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs were approximately $164,000, $164,000 and $225,000, respectively, for the years ended December 31, 2015, 2014 and 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF paid certain expenses typically borne by UGA on a discretionary basis where expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2015. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2015, USCF waived $224,565 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Total commissions accrued to brokers	$98,827	$38,600	$39,110
Total commissions as annualized percentage of average total net assets	0.12%	0.08%	0.07%
Commissions accrued as a result of rebalancing	$95,097	$37,129	$37,932
Percentage of commissions accrued as a result of rebalancing	96.23%	96.19%	96.99%
Commissions accrued as a result of creation and redemption activity	$3,730	$1,471	$1,178
Percentage of commissions accrued as a result of creation and redemption activity	3.77%	3.81%	3.01%

The increase in UGA’s total commissions accrued to brokers was due to a larger number of futures contracts held and traded during the year ended December 31, 2015, as compared to the year ended December 31, 2014. UGA’s total commissions accrued to brokers for the year ended December 31, 2014 as compared to the year ended December 31, 2013, were similar. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by UGA through December 31, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2015 and December 31, 2014, UGA held investments in money market funds in the amounts of $22,000,000 and $28,024,349, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2015 and December 31, 2014, UGA held cash deposits and investments in Treasuries in the amounts of $53,519,309 and $13,694,522, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Per Share Operating Performance:

Net asset value, beginning of year	$33.90	$59.89	$58.39
Total income (loss)	(4.34)	(25.54)	2.05
Net expenses	(0.26)	(0.45)	(0.55)
Net increase (decrease) in net asset value	(4.60)	(25.99)	1.50
Net asset value, end of year	$29.30	$33.90	$59.89

Total Return	(13.57)%	(43.40)%	2.57%

Ratios to Average Net Assets
Total income (loss)	(10.39)%	(54.43)%	5.99%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	0.42%	0.59%	0.57%
Expenses waived	(0.27)%	(0.37)%	(0.24)%
Net expenses excluding management fees	0.15%	0.22%	0.33%
Net income (loss)	(11.14)%	(55.25)%	5.06%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total income (loss)	$2,454,763	$17,077,368	$(22,875,473)	$(5,221,840)
Total expenses	183,759	242,647	214,371	201,786
Expense waivers	(48,719)	(51,838)	(59,725)	(64,283)
Net expenses	135,040	190,809	154,646	137,503
Net income (loss)	$2,319,723	$16,886,559	$(23,030,119)	$(5,359,343)
Net income (loss) per share	$0.97	$6.43	$(9.68)	$(2.32)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$(787,140)	$3,249,642	$(6,561,635)	$(22,598,936)
Total expenses	141,716	129,964	154,487	158,731
Expense waivers	(16,274)	(21,363)	(78,559)	(66,030)
Net expenses	125,442	108,601	75,928	92,701
Net income (loss)	$(912,582)	$3,141,041	$(6,637,563)	$(22,691,637)
Net income (loss) per share	$(0.89)	$4.02	$(8.61)	$(20.51)

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

The following table summarizes the valuation of UGA’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III

Short-Term Investments	$46,959,155	$46,959,155	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	527,226	527,226	–	–

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III

Short-Term Investments	$34,023,594	$34,023,594	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	(2,835,302)	(2,835,302)	–	–

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2015	Fair Value at December 31, 2014
Futures -
Commodity Contracts	Assets	$527,226	$(2,835,302)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2015		For the year ended December 31, 2014		For the year ended December 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$(11,985,649)		$(21,284,156)		$3,496,995

	Change in unrealized gain (loss) on positions		$3,362,528		$(5,433,855)		$(9,790)

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2015-14 is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those annual periods.  Early application is permitted.  At this time, management does not believe there will be any impact to the Fund’s financial statements.

NOTE 10 – SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

UGA maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UGA’s periodic reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UGA has no executive officers. Pursuant to the terms of the LP Agreement, UGA’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	53	Chairman of the Board of Directors, Vice President
Andrew F. Ngim	55	Management Director and Portfolio Manager
Robert Nguyen	56	Management Director
Melinda Gerber	48	Management Director
John P. Love	44	President and Chief Executive Officer
Stuart P. Crumbaugh	52	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	57	General Counsel and Chief Compliance Officer
Ray W. Allen	59	Portfolio Manager
Gordon L. Ellis	69	Independent Director
Malcolm R. Fobes	51	Independent Director
Peter M. Robinson	58	Independent Director

John P. Love, 44, President and Chief Executive Officer of USCF since June 2015. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Additionally, Mr. Love serves as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended and has acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Nicholas D. Gerber, 53, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 52, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation, a semi-conductor IP and software company (acquired by Synopsys, Inc., a software company), from January 2010 through December 2010. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Andrew F. Ngim, 55, co-founded USCF in 2005 and has served as a Management Director since May 2005. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 56, Management Director and principal since July 2015. Mr. Nguyen has served on the Board of Wainwright Holdings Inc. since December 2014. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, a high net worth money management firm, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 to March 2012 and since December 2015. Mr. Nguyen earned his B.S. from California State University at Sacramento.

Melinda D. Gerber, 48, Management Director of USCF since June 2015. Ms. Gerber co-founded USCF in 2005. She is a writer and published her book, How to Create and manage a Mutual Fund or Exchange-Traded Fund: A Professional’s Guide (Wiley, 2008). Ms. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005. Ms. Gerber co-founded USCF in 2005 and prior to that, she co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From March 1995 to January 2013, Ms. Gerber served as Secretary on the Board of Directors for the Ameristock Corporation and Ameristock Mutual Fund. Concurrent to her service as Secretary during the period of September 1994 to June 1999, Ms. Gerber was a project manager and consultant at GAP, Inc. a global apparel retail company. She was recognized by GAP, Inc., as one of the five most innovative individuals in the company. Ms. Gerber earned an MBA from the University of Southern California in 1994 and graduated from the University of California at Santa Barbara in 1990.

Ray W. Allen, 59, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person since July 2015. Mr. Allen earned a B.A. in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Carolyn M. Yu, 57, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 69, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products from May 2010 until March 2013 when International Absorbents, Inc. and Absorption Corp. were sold to Kinderhook Industries, a private investment banking firm. Concurrent with that, he founded and has served as Chairman from November 2000 to May 2010 of Lupaka Gold Corp., f/k/a Kcrok Enterprises Ltd., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 51, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 58, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, the Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, and Carolyn Yu. In addition, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger are Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in UGA. Ray Allen and John P. Love make trading and investment decisions for UGA. John P. Love and Ray Allen execute trades on behalf of UGA. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, and Ray Allen are also registered with the CFTC as Swaps Associated Persons.

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

Other Committees

Since the individuals who perform work on behalf of UGA are not compensated by UGA, but instead by USCF, UGA does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of UGA. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. When vacancies in USCF’s Board occur, the members of the Board consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UGA’s independent auditors and the oversight of UGA’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UGA’s customers, employees, suppliers and the communities impacted by UGA. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UGA’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of UGA and the Related Public Funds. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, UGA and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UGA and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UGA, including Futures Contracts or Other Gasoline-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UGA. The policies, among other things, limit UGA’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of UGA and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by UGA and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on UGA and the assets under management continue to increase, then UGA may not be able to invest solely in the Benchmark Futures Contract and may have to invest in OTC swap contracts or Other Gasoline-Related Investments as it seeks to track its benchmark. Other Futures Contracts in which UGA may invest may not track changes in the price of the Benchmark Futures Contract. Other Gasoline-Related Investments, including OTC swap contracts, may also expose UGA to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. UGA and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose UGA or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of UGA’s investors.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UGA does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UGA and other entities controlled by USCF. UGA does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UGA pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its average daily net assets. For 2015, UGA accrued aggregate management fees of $494,612.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2015, by the directors of USCF. UGA’s portion of the aggregate fees paid to the directors for the year ended December 31, 2015 was $10,840.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Melinda Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$103,000	NA	NA	NA	$0	$0	$103,000
Gordon L. Ellis	$103,000	NA	NA	NA	$0	$0	$103,000
Malcolm R. Fobes III(1)	$123,000	NA	NA	NA	$0	$0	$123,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2016, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UGA or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.    Principal Accountant Fees and Services.

The fees for services billed to UGA by its independent auditors for the last two fiscal years are as follows:

	2015	2014
Audit fees	$45,000	$60,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
	$45,000	$60,000

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 57.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(10)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(3)	Initial Authorized Participant Agreement.
10.2(4)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.3(5)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.4(6)	Custodian Agreement.
10.5(7)	Amendment Agreement to the Custodian Agreement.
10.6(8)	Second Amendment Agreement to the Custodian Agreement.
10.7(6)	Administrative Agency Agreement.
10.8(7)	Amendment Agreement to the Administrative Agency Agreement.

10.9(8)	Second Amendment Agreement to the Administrative Agency Agreement.
10.10(9)	Marketing Agent Agreement.
10.11(6)	Amendment Agreement to the Marketing Agent Agreement.
10.12(8)	Second Amendment Agreement to the Marketing Agent Agreement.
10.13(2)	Third Amendment Agreement to the Marketing Agent Agreement.
14.1(10)	Code of Ethics.
31.1(10)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(10)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(10)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(10)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(6)	Customer Agreement for Futures Contracts.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-142206) filed on April 18, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 13, 2013.
(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142206) filed on January 11, 2008.
(4)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333- 162717) filed on October 28, 2009.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Gasoline Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: March 11, 2016

By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 11, 2016
Nicholas D. Gerber

/s/ Melinda Gerber	Management Director	March 11, 2016
Melinda Gerber

/s/ Andrew Ngim	Management Director	March 11, 2016
Andrew Ngim

/s/ Robert L. Nguyen	Management Director	March 11, 2016
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 11, 2016
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 11, 2016
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 11, 2016
Malcolm R. Fobes III

