Form 10-Q
period 2016-03-31
United States Gasoline Fund, LP
filed 2016-05-04
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 3,250,000 outstanding shares as of May 2, 2016.

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents (Notes 2 and 5)	$74,940,701	$64,443,016
Equity in trading accounts:
Cash and cash equivalents	7,297,632	11,076,293
Unrealized gain (loss) on open commodity futures contracts	(1,485,040)	527,226
Receivable from General Partner (Note 3)	66,555	224,565
Dividends receivable	4,472	200
Directors' fees and insurance receivable	3,919	744
Prepaid registration fees	66,658	78,239

Total assets	$80,894,897	$76,350,283

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$40,888	$38,046
Professional fees payable	60,992	127,940
Brokerage commissions payable	4,513	4,513
License fees payable	2,914	2,914

Total liabilities	109,307	173,413

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	80,785,590	76,176,870
Total Partners' Capital	80,785,590	76,176,870

Total liabilities and partners' capital	$80,894,897	$76,350,283

Limited Partners' shares outstanding	3,150,000	2,600,000
Net asset value per share	$25.65	$29.30
Market value per share	$25.56	$29.26

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2016 contracts, expiring April 2016*	1,330	$(1,485,040)	(1.84)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 4/14/2016	$1,000,000	$999,976	1.24
0.11%, 4/21/2016	1,000,000	999,939	1.24
0.21%, 4/28/2016	2,000,000	1,999,685	2.48
0.33%, 5/12/2016	2,000,000	1,999,248	2.48
0.31%, 5/19/2016	2,000,000	1,999,173	2.47
0.35%, 5/26/2016	2,000,000	1,998,930	2.47
0.43%, 6/02/2016	2,000,000	1,998,536	2.47
0.52%, 6/09/2016	2,000,000	1,998,007	2.47
0.48%, 6/16/2016	2,000,000	1,997,973	2.47
0.46%, 6/23/2016	2,000,000	1,997,902	2.47
0.47%, 6/30/2016	6,000,000	5,993,025	7.42
0.32%, 7/07/2016	1,000,000	999,138	1.24
0.38%, 7/21/2016	2,000,000	1,997,657	2.47
0.42%, 8/04/2016	1,000,000	998,559	1.24
0.41%, 8/11/2016	1,000,000	998,497	1.24
0.43%, 8/18/2016	1,000,000	998,359	1.24
0.45%, 8/25/2016	2,000,000	1,996,391	2.47
0.48%, 9/01/2016	2,000,000	1,995,920	2.47
0.46%, 9/08/2016	2,000,000	1,995,955	2.47
0.45%, 9/15/2016	2,000,000	1,995,825	2.47
0.44%, 9/22/2016	2,000,000	1,995,747	2.47
0.38%, 9/29/2016	4,000,000	3,992,358	4.94
Total Treasury Obligations		43,946,800	54.4

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	10,000,000	10,000,000	12.38
Goldman Sachs Financial Square Funds - Government Fund - Class FS	10,000,000	10,000,000	12.38
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	2,000,000	2,000,000	2.47
Total Money Market Funds		22,000,000	27.23
Total Cash Equivalents		$65,946,800	81.63

* Collateral amounted to $7,297,632 on open future contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(6,020,582)	$(2,665,018)
Change in unrealized gain (loss) on open futures contracts	(2,012,266)	5,107,532
Dividend income	13,724	2,494
Interest income	35,590	3,105
ETF transaction fees	3,150	6,650

Total income (loss)	(7,980,384)	2,454,763

Expenses
General Partner management fees (Note 3)	107,719	108,033
Professional fees	47,271	35,523
Brokerage commissions	28,452	23,331
Directors' fees and insurance	2,209	2,717
License fees	2,693	2,701
Registration fees	11,582	11,454

Total expenses	199,926	183,759

Expense waiver (Note 3)	(66,555)	(48,719)

Net expenses	133,371	135,040

Net income (loss)	$(8,113,755)	$2,319,723
Net income (loss) per limited partnership share	$(3.65)	$0.97
Net income (loss) per weighted average limited partnership share	$(2.77)	$1.11
Weighted average limited partnership shares outstanding	2,928,571	2,098,333

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$-	$76,176,870	$76,176,870
Addition of 550,000 partnership shares	-	12,722,475	12,722,475
Net income (loss)	-	(8,113,755)	(8,113,755)

Balances, at March 31, 2016	$-	$80,785,590	$80,785,590

Net Asset Value Per Share:
At December 31, 2015			$29.30
At March 31, 2016			$25.65

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(8,113,755)	$2,319,723
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	3,778,661	557,348
Unrealized (gain) loss on open futures contracts	2,012,266	(5,107,532)
(Increase) decrease in receivable from General Partner	158,010	85,387
(Increase) decrease in dividends receivable	(4,272)	118
(Increase) decrease in directors' fees and insurance receivable	(3,175)	(2,942)
(Increase) decrease in prepaid registration fees	11,581	11,455
(Increase) decrease in ETF transaction fees receivable	-	350
Increase (decrease) in General Partner management fees payable	2,842	25,971
Increase (decrease) in professional fees payable	(66,948)	(76,921)
Increase (decrease) in license fees payable	-	853
Net cash provided by (used in) operating activities	(2,224,790)	(2,186,190)

Cash Flows from Financing Activities:
Addition of partnership shares	12,722,475	54,462,309
Redemption of partnership shares	-	(5,101,497)
Net cash provided by (used in) financing activities	12,722,475	49,360,812

Net Increase (Decrease) in Cash and Cash Equivalents	10,497,685	47,174,622

Cash and Cash Equivalents, beginning of period	64,443,016	35,557,290
Cash and Cash Equivalents, end of period	$74,940,701	$82,731,912

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2016, UGA held 1,330 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

The applicable transaction fee paid by Authorized Participants to UGA is $350 for each order they place to create or redeem one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2016, UGA had registered a total of 80,000,000 shares.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2016 and 2015, UGA incurred $11,582 and $11,454, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $9,600 for UGA and, in the aggregate for UGA and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2016 and 2015, UGA incurred $2,693 and $2,701, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $163,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF paid certain expenses typically borne by UGA, on a discretionary basis where expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2016, USCF waived $66,555 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UGA entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UGA’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through RBC Capital for UGA’s account. In accordance with the agreement, RBC Capital charges UGA commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$28,452	$23,331
Total commissions as an annualized percentage of average net assets	0.16%	0.13%
Commissions accrued as a result of rebalancing	$27,538	$20,870
Percentage of commissions accrued as a result of rebalancing	96.79%	89.45%
Commissions accrued as a result of creation and redemption activity	$914	$2,461
Percentage of commissions accrued as a result of creation and redemption activity	3.21%	10.55%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was a result of a greater number of futures contracts that were held and traded as a result of the lower average price of gasoline futures which allowed UGA to hold a higher number of futures per basket.

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

UGA may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC contract transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by UGA through March 31, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016 and December 31, 2015, UGA held investments in money market funds in the amounts of $22,000,000 and $22,000,000, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, UGA held cash deposits and investments in Treasuries in the amounts of $60,238,333 and $53,519,309, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$29.30	$33.90
Total income (loss)	(3.60)	1.03
Net expenses	(0.05)	(0.06)
Net increase (decrease) in net asset value	(3.65)	0.97
Net asset value, end of period	$25.65	$34.87

Total Return	(12.46)%	2.86%

Ratios to Average Net Assets
Total income (loss)	(11.05)%	3.36%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.52%	0.42%
Expenses waived*	(0.37)%	(0.27)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(11.24)%	3.18%

* Annualized.

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

The following table summarizes the valuation of UGA’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$65,946,800	$65,946,800	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,485,040)	(1,485,040)	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$46,959,155	$46,959,155	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	527,226	527,226	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(1,485,040)	$527,226

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(6,020,582)		$(2,665,018)

	Change in unrealized gain (loss) on open contracts		$(2,012,266)		$5,107,532

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of gasoline, as measured by the daily changes in the price of the futures contract for unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UGA, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below).

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

UGA seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Gasoline-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of gasoline. It is not the intent of UGA to be operated in a fashion such that the per share NAV or market price of shares will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline nor is UGA’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Gasoline-Related Investments.

Regulatory Disclosure

Impact of Accountability Levels,Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the futures exchanges and, for certain contracts, the Commodity Futures Trading Commission (the “CFTC”), have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2016, UGA held 1,330 futures contracts for gasoline traded on the NYMEX. As of March 31, 2016, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2016, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2016, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2016. The price of the Benchmark Futures Contract started the period at $1.271 per gallon. Prices hit a peak on March 22, 2016 of $1.526 per gallon. The low for the period was on February 9, 2016 when the prices dropped to $0.8989 per gallon. The period ended with the Benchmark Futures Contract at $1.4467 per gallon, up approximately 13.82% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $29.30 and ended the period at $25.65 on March 31, 2016, a decrease of approximately (12.46)% over the period. UGA’s per share NAV reached its high for the period on January 4, 2016 at $29.75 and reached its low for the period on February 9, 2016 at $20.22. The Benchmark Futures Contract prices listed above began with the February 2016 contracts and ended with the May 2016 contracts. The increase of approximately 13.82% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2016, the gasoline futures market was in a state of seasonal contango. The gasoline futures market has exhibited a pattern in which the contracts are primarily in a state of contango during the first quarter of the year and primarily in a state of backwardation for the remainder of the year. During periods of contango, the price of the near month gasoline Futures Contract is typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline Futures Contract is typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration.For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per share and issued 300,000 shares to its initial Authorized Participant in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2016, UGA had issued 12,250,000 shares, 3,150,000 of which were outstanding. As of March 31, 2016, there were 67,750,000 shares registered but not yet issued.

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

As of March 31, 2016, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Average daily total net assets	$72,207,258	$73,022,440
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$49,314	$5,599
Annualized yield based on average daily total net assets	0.27%	0.03%
Management fee	$107,719	$108,033
Total fees and other expenses excluding management fees	$92,207	$75,726
Fees and expenses related to the registration or offering of additional shares	$11,582	$11,454
Total amount of the expense waiver	$66,555	$48,719
Expenses before allowance for the expense waiver	$199,926	$183,759
Expenses after allowance for the expense waiver	$133,371	$135,040
Total commissions accrued to brokers	$28,452	$23,331
Total commissions as annualized percentage of average total net assets	0.16%	0.13%
Commissions accrued as a result of rebalancing	$27,538	$20,870
Percentage of commissions accrued as a result of rebalancing	96.79%	89,45%
Commissions accrued as a result of creation and redemption activity	$914	$2,461
Percentage of commissions accrued as a result of creation and redemption activity	3.21%	10.55%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2105, was due to an increase in professional fees.

The increase in the total commissions accrued to brokers by UGA for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was a result of a greater number of futures contracts being held and traded as a result of the lower average price of gasoline futures which allowed UGA to hold a higher number of futures per basket.

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

For the 30-valuation days ended March 31, 2016, the simple average daily change in the Benchmark Futures Contract was 0.445%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.444%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.708)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2016, the simple average daily change in the Benchmark Futures Contract was (0.003)% while the simple average daily change in the per share NAV of UGA over the same time period was (0.006)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.858)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2016. The second graph measures monthly changes from March 31, 2011 through March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of UGA as measured by changes in its per share NAV was (12.46)%. This is based on an initial per share NAV of $29.30 as of December 31, 2015 and ending per share NAV as of March 31, 2016 of $25.65. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $25.68 as of March 31, 2016, for a total return over the relevant time period of (12.35)%. The difference between the actual per share NAV total return of UGA of (12.46)% and the expected total return based on the Benchmark Futures Contract of (12.35)% was an error over the time period of (0.11)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2015, the actual total return of UGA as measured by changes in its per share NAV was 2.86%. This was based on an initial per share NAV of $33.90 as of December 31, 2014 and ending per share NAV as of March 31, 2015 of $34.87. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $34.93 as of March 31, 2015, for a total return over the relevant time period of 3.04%. The difference between the actual per share NAV total return of UGA of 2.86% and the expected total return based on the Benchmark Futures Contract of 3.04% was an error over the time period of (0.18)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than the daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2016, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2006 and March 31, 2016. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2015 and held to March 31, 2016, decreased based upon the changes in the NAV for UGA shares on those days, by approximately (12.46)%, while the spot price of gasoline for immediate delivery during the same period increased by 13.82% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2014 and held to March 31, 2015, increased based upon the changes in the NAV for UGA shares on those days, by approximately 2.86%, while the spot price of gasoline for immediate delivery during the same period increased by 20.24% (note: the comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2016, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that excess supply of crude oil, the input product for gasoline, resulted in declining prices for the first few weeks of the year. Subsequently, hopes that supply was peaking and would start declining later in 2016 combined with forecasts for demand growth led the price to rise and finish the quarter higher than at the start of the year. The price of the Benchmark Futures Contract started the period at $1.271 per gallon. Prices hit a peak on March 22, 2016 of $1.526 per gallon. The low for the period was on February 9, 2016, when the price dropped to $0.8989 per gallon. The period ended with the Benchmark Futures Contracts at $1.4467 per gallon, up approximately 13.82% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices as a gasoline service station).

Crude Oil Market. During the three months ended March 31, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States grew to approximately 530 million barrels by the end of March, approximately 10% higher than the same week a year earlier. Storage increased steadily during the first quarter of 2016, peaking at 535 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved despite a dramatic decline in the number of active oil rigs in the United States and signs that this decline was finally having an impact on crude oil production. The final weekly production level reported by the Department of Energy in the first quarter of 2016 was about 6% lower than the peak reached in June of 2015. On a global level, hopes that OPEC members and other large oil producing nations would agree to freeze production were somewhat offset by concerns that new sources of production, such as from Iran following the lifting of sanctions, would exacerbate the global oversupply. (Subsequent to quarter end, OPEC failed to reach an agreement to freeze production.) United States crude oil prices finished the first quarter of 2016 approximately 3.51% higher than at the beginning of the year. Prices fluctuated as investors weighed the possibility that U.S. and global inventories may stabilize this year and record production growth may finally have peaked. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2006 and March 31, 2016, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, global equities or natural gas. However, movements in gasoline were strongly correlated to movements in crude oil and diesel-heating oil. Movements in gasoline also exhibited some inverse correlation with U.S. government bonds.

Correlation Matrix March 31, 2006 - 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.965	0.441	0.428	0.116	0.438
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.286)	(0.372)	(0.322)	(0.027)	(0.395)
Global Equities (FTSE World Index)			1.000	0.518	0.489	0.158	0.488
Crude Oil				1.000	0.801	0.256	0.754
Diesel-Heating Oil					1.000	0.268	0.738
Natural Gas						1.000	0.160
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2016, gasoline was strongly correlated to movements in large cap U.S. equities, global equities, crude oil, natural gas and diesel-heating oil. Gasoline was somewhat inversely correlated with U.S. government bonds.

Correlation Matrix 12 Months ended March 31, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.280)	0.986	0.284	0.191	0.086	0.638
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.326)	(0.457)	(0.255)	(0.351)	(0.413)
Global Equities (FTSE World Index)			1.000	0.400	0.291	0.156	0.718
Crude Oil				1.000	0.942	0.273	0.732
Diesel-Heating Oil					1.000	0.157	0.657
Natural Gas						1.000	0.535
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2016, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2016, UGA used other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2016, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of March 31, 2016, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $82,238,333 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of March 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent, and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This discretionary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2016, UGA’s portfolio consisted of 1,330 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of March 31, 2016, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

OTC Derivatives

UGA may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

UGA may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by UGA, the OTC component is the purchase or sale of one or more baskets of UGA shares. These EFRP transactions may expose UGA to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2016, UGA limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Not applicable.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 11, 2016.

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

Date: May 4, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 4, 2016

