Form 10-Q
period 2016-09-30
United States Gasoline Fund, LP
filed 2016-11-07
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 2,550,000 outstanding shares as of November 2, 2016.

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$56,550,810	$64,443,016
Equity in trading accounts:
Cash and cash equivalents	9,992,983	11,076,293
Unrealized gain (loss) on open commodity futures contracts	3,752,160	527,226
Receivable from General Partner (Note 3)	200,081	224,565
Dividends receivable	3,298	200
Directors' fees and insurance receivable	505	744
Prepaid registration fees	43,367	78,239

Total assets	$70,543,204	$76,350,283

Liabilities and Partners' Capital
Payable due to Broker	$1,077,221	$–
General Partner management fees payable (Note 3)	32,740	38,046
Professional fees payable	103,503	127,940
Brokerage commissions payable	4,513	4,513
License fees payable	2,875	2,914

Total liabilities	1,220,852	173,413

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	69,322,352	76,176,870
Total Partners' Capital	69,322,352	76,176,870

Total liabilities and partners' capital	$70,543,204	$76,350,283

Limited Partners' shares outstanding	2,500,000	2,600,000
Net asset value per share	$27.73	$29.30
Market value per share	$27.60	$29.26

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB November 2016 contracts, expiring October 2016*	1,128	$3,752,160	5.41

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 10/06/2016	$1,000,000	$999,953	1.44
0.35%, 10/13/2016	1,000,000	999,885	1.44
0.34%, 10/20/2016	1,000,000	999,821	1.44
0.39%, 10/27/2016	2,000,000	1,999,433	2.89
0.37%, 11/03/2016	1,000,000	999,658	1.44
0.39%, 11/17/2016	2,000,000	1,998,982	2.88
0.46%, 11/25/2016	3,000,000	2,997,915	4.33
0.47%, 12/01/2016	3,000,000	2,997,636	4.32
0.41%, 12/08/2016	2,000,000	1,998,451	2.88
0.34%, 12/15/2016	3,000,000	2,997,875	4.33
0.39%, 12/22/2016	2,000,000	1,998,235	2.88
0.34%, 12/29/2016	4,000,000	3,996,687	5.77
0.34%, 1/05/2017	2,000,000	1,998,187	2.88
0.43%, 1/19/2017	2,000,000	1,997,403	2.88
0.40%, 2/02/2017	2,000,000	1,997,244	2.88
0.42%, 2/09/2017	2,000,000	1,996,943	2.88
0.45%, 2/16/2017	1,000,000	998,275	1.44
0.45%, 2/23/2017	1,000,000	998,208	1.44
0.45%, 3/02/2017	1,000,000	998,100	1.44
0.47%, 3/09/2017	2,000,000	1,995,848	2.88
0.50%, 3/16/2017	2,000,000	1,995,366	2.88
0.45%, 3/23/2017	2,000,000	1,995,723	2.88
0.43%, 3/30/2017	2,000,000	1,995,700	2.88
Total Treasury Obligations		43,951,528	63.40

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	6,000,000	6,000,000	8.66
Goldman Sachs Financial Square Funds - Government Fund - Class FS	5,000,000	5,000,000	7.21
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	2,000,000	2,000,000	2.88
Total Money Market Funds		13,000,000	18.75
Total Cash Equivalents		$56,951,528	82.15

* Collateral amounted to $9,992,983 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,604,088	$(24,265,894)	$(5,656,381)	$(6,070,541)
Change in unrealized gain (loss) on open futures contracts	2,683,726	1,375,361	3,224,934	2,686,857
Dividend income	12,436	1,335	41,446	6,325
Interest income	50,661	12,325	141,001	25,267
ETF transaction fees	3,500	1,400	9,100	8,750

Total income (loss)	4,354,411	(22,875,473)	(2,239,900)	(3,343,342)

Expenses
General Partner management fees (Note 3)	106,166	123,574	340,299	384,254
Professional fees	59,040	47,791	153,582	131,385
Brokerage commissions	25,981	25,482	80,010	72,352
Directors' fees and insurance	2,201	2,726	8,184	8,435
License fees	2,654	3,089	8,508	9,606
Registration fees	11,709	11,709	34,872	34,745

Total expenses	207,751	214,371	625,455	640,777

Expense waiver (Note 3)	(75,044)	(59,725)	(200,081)	(160,282)

Net expenses	132,707	154,646	425,374	480,495

Net income (loss)	$4,221,704	$(23,030,119)	$(2,665,274)	$(3,823,837)
Net income (loss) per limited partnership share	$1.77	$(9.68)	$(1.57)	$(2.28)
Net income (loss) per weighted average limited partnership share	$1.47	$(9.83)	$(0.89)	$(1.63)
Weighted average limited partnership shares outstanding	2,879,348	2,341,848	2,979,197	2,348,535

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$–	$76,176,870	$76,176,870
Addition of 1,100,000 partnership shares	–	26,188,128	26,188,128
Redemption of 1,200,000 partnership shares	–	(30,377,372)	(30,377,372)
Net income (loss)	–	(2,665,274)	(2,665,274)

Balances, at September 30, 2016	$–	$69,322,352	$69,322,352

Net Asset Value Per Share:
At December 31, 2015			$29.30
At September 30, 2016			$27.73

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(2,665,274)	$(3,823,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	1,083,310	(2,770,206)
Unrealized (gain) loss on open futures contracts	(3,224,934)	(2,686,857)
(Increase) decrease in receivable from General Partner	24,484	(26,176)
(Increase) decrease in dividends receivable	(3,098)	900
(Increase) decrease in directors' fees and insurance receivable	239	(788)
(Increase) decrease in prepaid registration fees	34,872	34,745
(Increase) decrease in ETF transaction fees receivable	–	350
Increase (decrease) in payable due to Broker	1,077,221	–
Increase (decrease) in General Partner management fees payable	(5,306)	12,266
Increase (decrease) in professional fees payable	(24,437)	(33,231)
Increase (decrease) in brokerage commissions payable	–	2,100
Increase (decrease) in license fees payable	(39)	1,256
Net cash provided by (used in) operating activities	(3,702,962)	(9,289,478)

Cash Flows from Financing Activities:
Addition of partnership shares	26,188,128	58,035,105
Redemption of partnership shares	(30,377,372)	(22,049,687)
Net cash provided by (used in) financing activities	(4,189,244)	35,985,418

Net Increase (Decrease) in Cash and Cash Equivalents	(7,892,206)	26,695,940

Cash and Cash Equivalents, beginning of period	64,443,016	35,557,290
Cash and Cash Equivalents, end of period	$56,550,810	$62,253,230

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline. It is not the intent of UGA to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2016, UGA held 1,128 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2016, UGA had registered a total of 80,000,000 shares.

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

In accordance with GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2016.

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

Authorized Participants pay UGA a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2016 and 2015, UGA incurred $34,872 and $34,745, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2016 and 2015, UGA incurred $8,508 and $9,606, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $178,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF paid certain expenses typically borne by UGA, on a discretionary basis where expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2016, USCF waived $200,081 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Total commissions accrued to brokers	$80,010	$72,352
Total commissions as an annualized percentage of average net assets	0.14%	0.11%
Commissions accrued as a result of rebalancing	$76,757	$69,231
Percentage of commissions accrued as a result of rebalancing	95.93%	95.69%
Commissions accrued as a result of creation and redemption activity	$3,253	$3,121
Percentage of commissions accrued as a result of creation and redemption activity	4.07%	4.31%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was a result of a lower average price for gasoline futures contracts which required UGA to hold and trade a greater number of benchmark futures contracts.

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

UGA may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by UGA through September 30, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2016 and December 31, 2015, UGA held investments in money market funds in the amounts of $13,000,000 and $22,000,000, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2016 and December 31, 2015, UGA held cash deposits and investments in Treasuries in the amounts of $53,543,793 and $53,519,309, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$29.30	$33.90
Total income (loss)	(1.43)	(2.08)
Net expenses	(0.14)	(0.20)
Net increase (decrease) in net asset value	(1.57)	(2.28)
Net asset value, end of period	$27.73	$31.62

Total Return	(5.36)%	(6.73)%

Ratios to Average Net Assets
Total income (loss)	(2.96)%	(3.90)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.50%	0.40%
Expenses waived*	(0.35)%	(0.25)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(3.52)%	(4.47)%

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

The following table summarizes the valuation of UGA’s securities at September 30, 2016 using the fair value hierarchy:

At September 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$56,951,528	$56,951,528	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,752,160	3,752,160	—	—

During the nine months ended September 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$46,959,155	$46,959,155	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	527,226	527,226	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$3,752,160	$527,226

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(5,656,381)		$(6,070,541)

	Change in unrealized gain (loss) on open contracts		$3,224,934		$2,686,857

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms, of the spot price of gasoline, as measured by the daily changes in the price of a specified short-term futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UGA’s collateral holdings, less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

USCF believes that market arbitrage opportunities will cause daily changes in UGA’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UGA’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in spot prices of gasoline. USCF believes that the net effect of these relationships will be that the daily changes in the price of UGA’s shares on the NYSE Arca on a percentage basis will closely track, the daily changes in the spot price of gasoline on a percentage basis, plus interest earned on UGA’s collateral holdings, less UGA’s expenses.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2016, UGA held 1,128 futures contracts for gasoline traded on the NYMEX. As of September 30, 2016, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2016, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2016, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via an FCM, and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM.

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

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators have adopted rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If UGA engages in non-cleared swap transactions it will be subject to some or all of the requirements of the margin rules, which include a requirement that swap dealers and major swap participants collect variation margin, beginning in March 2017, and potentially initial margin, beginning in September 2020.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UGA may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact UGA if it were to engage in OTC swaps with non-U.S. persons.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although UGA is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change decreased the burden on UGA and USCF of having to comply with certain inconsistent regulatory requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which goes effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UGA. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allowing an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. UGA currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. UGA does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that UGA would invest in any non-governmental MMFs. However, if UGA were to make investments in non-government MMFs in the future, such investments could negatively impact UGA because of the changes to MMFs resulting from the new rule.

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2016. The price of the Benchmark Futures Contract started the period at $1.271 per gallon. Prices hit a peak on May 24, 2016, of $1.657 per gallon. The low for the period was on February 9, 2016 when the prices dropped to $0.899 per gallon. The period ended with the Benchmark Futures Contract at $1.463 per gallon, up approximately 15.11% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $29.30 and ended the period at $27.73 on September 30, 2016, a decrease of approximately (5.36)% over the period. UGA’s per share NAV reached its high for the period on January 4, 2016 at $29.75 and reached its low for the period on February 9, 2016 at $20.22. The Benchmark Futures Contract prices listed above began with the February 2016 contracts and ended with the November 2016 contracts. The increase of approximately 15.11% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the nine months ended September 30, 2016, the gasoline futures market exhibited states of both contango and backwardation. The gasoline futures market has exhibited a pattern in which the contracts are primarily in a state of contango during the first quarter of the year and primarily in a state of backwardation for the remainder of the year. In 2016, the period of contango lasted much longer than normal, albeit at a minimal level, before flipping into backwardation at the end of July. During periods of contango, the price of the near month gasoline Futures Contract is typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline Futures Contract is typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations. On February 26, 2008, UGA listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UGA.” On that day, UGA established its initial offering price at $50.00 per share and issued 300,000 shares to its initial Authorized Participant in exchange for $15,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UGA’s shares ceased trading on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2016, UGA had issued 12,800,000 shares, 2,500,000 of which were outstanding. As of September 30, 2016, there were 67,200,000 shares registered but not yet issued.

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

As of September 30, 2016, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Nine Months ended September 30, 2016 Compared to the Nine Months ended September 30, 2015

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Average daily total net assets	$75,760,022	$85,624,464
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$182,447	$31,592
Annualized yield based on average daily total net assets	0.32%	0.05%
Management fee	$340,299	$384,254
Total fees and other expenses excluding management fees	$285,156	$256,523
Fees and expenses related to the registration or offering of additional shares	$34,872	$34,745
Total amount of the expense waiver	$200,081	$160,282
Expenses before allowance for the expense waiver	$625,455	$640,777
Expenses after allowance for the expense waiver	$425,374	$480,495
Total commissions accrued to brokers	$80,010	$72,352
Total commissions as annualized percentage of average total net assets	0.14%	0.11%
Commissions accrued as a result of rebalancing	$76,757	$69,231
Percentage of commissions accrued as a result of rebalancing	95.93%	95.69%
Commissions accrued as a result of creation and redemption activity	$3,253	$3,121
Percentage of commissions accrued as a result of creation and redemption activity	4.07%	4.31%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was due to an increase in professional fees and brokerage commissions.

The increase in the total commissions accrued to brokers by UGA for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was a result of a lower average price for gasoline futures contracts which required UGA to hold and trade a greater number of benchmark futures contracts.

For the Three Months ended September 30, 2016 Compared to the Three Months ended September 30, 2015

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Average daily total net assets	$70,392,589	$81,711,375
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$63,097	$13,660
Annualized yield based on average daily total net assets	0.36%	0.07%
Management fee	$106,166	$123,574
Total fees and other expenses excluding management fees	$101,585	$90,797
Fees and expenses related to the registration or offering of additional shares	$11,709	$11,709
Total amount of the expense waiver	$75,044	$59,725
Expenses before allowance for the expense waiver	$207,751	$214,371
Expenses after allowance for the expense waiver	$132,707	$154,646
Total commissions accrued to brokers	$25,981	$25,482
Total commissions as annualized percentage of average total net assets	0.15%	0.12%
Commissions accrued as a result of rebalancing	$24,368	$25,394
Percentage of commissions accrued as a result of rebalancing	93.79%	99.65%
Commissions accrued as a result of creation and redemption activity	$1,613	$88
Percentage of commissions accrued as a result of creation and redemption activity	6.21%	0.35%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The increase in total fees and expenses excluding management fees for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was due to an increase in brokerage commissions.

The slight increase in the total commissions accrued to brokers by UGA for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 was immaterial.

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

For the 30-valuation days ended September 30, 2016, the simple average daily change in the Benchmark Futures Contract was 0.312%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.310%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.133%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to September 30, 2016, the simple average daily change in the Benchmark Futures Contract was 0.002% while the simple average daily change in the per share NAV of UGA over the same time period was (0.001)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.881)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2016. The second graph measures monthly changes from September 30, 2011 through September 30, 2016.

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

For the nine months ended September 30, 2016, the actual total return of UGA as measured by changes in its per share NAV was (5.36)%. This is based on an initial per share NAV of $29.30 as of December 31, 2015 and ending per share NAV as of September 30, 2016 of $27.73. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $27.82 as of September 30, 2016, for a total return over the relevant time period of (5.05)%. The difference between the actual per share NAV total return of UGA of (5.36)% and the expected total return based on the Benchmark Futures Contract of (5.05)% was an error over the time period of (0.31)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2015, the actual total return of UGA as measured by changes in its per share NAV was (6.73)%. This was based on an initial per share NAV of $33.90 as of December 31, 2014 and ending per share NAV as of September 30, 2015 of $31.62. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $31.79 as of September 30, 2015, for a total return over the relevant time period of (6.22)%. The difference between the actual per share NAV total return of UGA of (6.73)% and the expected total return based on the Benchmark Futures Contract of (6.22)% was an error over the time period of (0.51)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than the daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the next month gasoline futures contract from the dollar price of the near month gasoline futures contract. If the resulting number is a positive number, then the price of the near month contract is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2006 and September 30, 2016. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango. Investors will further note that the markets display a very seasonal pattern that corresponds to the seasonal demand patterns for gasoline mentioned above. That is, in many, but not all cases, the price of the near month is higher than the next month during the middle of the summer months as the price of gasoline for delivery in those summer months rises to meet peak demand. At the same time, the price of the near month contract, when that month is just before the onset of spring, does not rise as far or as fast as the price of a next month contract whose delivery falls closer to the start of the summer season.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2015 and held to September 30, 2016, decreased based upon the changes in the NAV for UGA shares on those days, by approximately (5.36)%, while the spot price of gasoline for immediate delivery during the same period increased by 15.11% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2014 and held to September 30, 2015, decreased based upon the changes in the NAV for UGA shares on those days, by approximately (6.73)%, while the spot price of gasoline for immediate delivery during the same period decreased by (7.16)%, while the spot price of gasoline for immediate delivery during the same period increased by 39.22% (note: the comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2016, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that excess supply of crude oil, the input product for gasoline, resulted in declining prices for the first few weeks of the year. Subsequently, hopes that supply was peaking and would start declining later in 2016 combined with forecasts for demand growth led the price to rise until early June. Subsequently, prices have fallen somewhat and fluctuated in a tighter range than the first half of the year as investors weigh declining inventories against various views regarding prospects for future supply and demand growth.

Crude Oil Market. During the nine months ended September 30, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States stood at approximately 469 million barrels by the end of September, approximately 9% higher than the same week a year earlier. Storage increased steadily during the first three quarters of 2016, peaking at 512 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved early in the second quarter before declining on lower U.S. production and production disruptions overseas. The final weekly production level reported by the Department of Energy in the third quarter of 2016 was about 12% lower than the peak reached in June of 2015. United States crude oil prices finished the third quarter of 2016 approximately 30.24% higher than at the beginning of the year. Prices firmed as supply disruptions abroad improved the global supply and demand balance, as U.S. production declined, and as inventories began to fall from peak levels. Should supply resume an upward trajectory or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between September 30, 2006 and September 30, 2016, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

Correlation Matrix September 30, 2006 - 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.316)	0.964	0.431	0.417	0.115	0.456
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.293)	(0.368)	(0.324)	(0.008)	(0.392)
Global Equities (FTSE World Index)			1.000	0.505	0.473	0.156	0.506
Crude Oil				1.000	0.810	0.286	0.756
Diesel-Heating Oil					1.000	0.305	0.748
Natural Gas						1.000	0.153
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2016, gasoline was strongly correlated to movements in crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities, global equities and natural gas, and somewhat inversely correlated with U.S. government bonds

Correlation Matrix 12 Months ended September 30, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.410)	0.979	0.315	0.158	0.042	0.517
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.464)	(0.298)	(0.147)	0.246	(0.398)
Global Equities (FTSE World Index)			1.000	0.367	0.195	0.048	0.568
Crude Oil				1.000	0.951	0.251	0.779
Diesel-Heating Oil					1.000	0.189	0.668
Natural Gas						1.000	0.304
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2016, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2016, UGA used other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2016, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of September 30, 2016, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $66,543,793 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2016, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of September 30, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2016, UGA’s portfolio consisted of 1,128 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of September 30, 2016, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

UGA may purchase OTC contracts, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine month reporting period ended September 30, 2016, UGA limited its OTC activities to EFRP transactions.

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

UGA maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in UGA’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Date: November 7, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2016

