Form 10-K
period 2016-12-31
United States Gasoline Fund, LP
filed 2017-03-10
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2016 was: $80,538,000.

The registrant had 2,300,000 outstanding shares as of March 7, 2017.

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

The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline, nor is UGA’s investment objective for the percentage change in its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA’s shares began trading on February 26, 2008. USCF is the general partner of UGA and is responsible for the management of UGA.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the Stock Split Index Fund and the USCF Restaurant Leaders Fund, each a series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and the USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO is currently in registration and has not commenced operations.

USO, UNG, USL, UHN, DNO, UNL, BNO, USCI, CPER and USAG are actively operating funds and all are listed on the NYSE Arca, and referred to collectively herein as the “Related Public Funds.”

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware Statutory Trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations.  The funds that are series of the USCF Funds Trust (the “REX Funds”) are not included in the Related Public Funds.

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UGA may call 1-800-920-0259 or visit www.uscfinvestments.com or the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF, as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series United States Metals Index Fund (“USMI”) terminated USMI effective March 18, 2015 and USMI was also delisted from NYSE Arca. On March 24, 2015, USMI liquidated all its assets and distributed cash pro rata to all remaining shareholders as of such date.

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

UGA has no executive officers or employees. Pursuant to the terms of the LP Agreement, UGA’s affairs are managed by USCF.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), each of whom are also executive officers or employees of USCF, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of May15, 2015 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of UGA. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UGA Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in gasoline prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the gasoline market in a transparent, cost-effective manner.

The net assets of UGA consist primarily of investments in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments include those allowing UGA to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this annual report on Form 10-K. UGA invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UGA are available on UGA’s website at www.uscfinvestments.com.

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

The anticipated dates on which the Benchmark Futures Contracts will be changed and UGA’s Gasoline Interests will be “rolled” are posted on UGA’s website at www.uscfinvestments.com, and are subject to change without notice.

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

USCF believes that market arbitrage opportunities will cause the daily changes in UGA’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UGA’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in spot prices of gasoline. USCF believes that the net effect of these relationships will be that the daily changes in the price of UGA’s shares on the NYSE Arca on a percentage basis will closely track, the daily changes in the spot price of gasoline on a percentage basis, plus interest earned on UGA’s collateral holdings, less UGA’s expenses. For performance data relating to UGA’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UGA’s Benchmark” in this annual report on Form 10-K.

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

What is the Gasoline Market and the Petroleum-Based Fuel Market?

UGA may purchase Futures Contracts traded on the NYMEX that are based on gasoline. The ICE Futures also offers an RBOB Gasoline Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The RBOB Gasoline Futures Contract is cash settled against the prevailing market price for RBOB gasoline in the New York harbor. It may also purchase contracts on other exchanges, including the NYMEX, ICE Futures Exchange and other U.S. and foreign exchanges.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. These levels and position limits apply to the futures contracts that UGA invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for gasoline. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its gasoline contract as the NYMEX. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contracts for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2016, UGA held 1,006 NYMEX RBOB Gasoline Futures RB contracts. As of December 31, 2016, UGA did not hold any Futures Contracts traded on the ICE Futures. For the year ended December 31, 2016, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because of UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract to expire during one day each month. For the year ended December 31, 2016, UGA did not exceed position limits imposed by the NYMEX and ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such position Limit Rules are adopted.

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

On June 18, 2015, in connection with the SEC's Municipalities Continuing Disclosure Cooperation (MCDC) initiative, the SEC commenced and settled an administrative proceeding against RBC Capital Markets, LLC for willful violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (“Securities Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings.

RBC and certain affiliates were named as defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation, which was resolved in 2011. RBC reached a final settlement with all parties in the civil litigation, and the civil action against RBC was dismissed with prejudice on December 6, 2016.

Various regulators are conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC, regarding foreign exchange trading. Since 2015, RBC is a named defendant, along with many other entities, in pending putative class actions in the U.S. and Canada regarding foreign exchange trading. Based on the facts currently known, the ultimate resolution of these collective matters is not expected to have a material adverse effect on RBC.

On April 13, 2015, RBC’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting RBC and the other defendants.

Thornburg Mortgage Inc. (now known as TMST) and RBC were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties have subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016.

On October 14, 2014, the Delaware Court of Chancery (the Court of Chancery) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital Markets, LLC liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC is cooperating with an investigation by the U.S. Securities and Exchange Commission relating to this matter. In particular, the SEC contended that RBC caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Exchange Act and Rule 14A-9 thereunder. On August 31, 2016, RBC was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

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

On June 12, 2012, the State of Illinois Secretary of State Securities Department consented to entry of a judgment enjoining the firm for violation of the Illinois Securities Law of 1953. RBC undertook to repurchase auction rate securities from certain customers before June 30, 2009. RBC also undertook to use best efforts to provide, by December 31, 2009, liquidity opportunities for customers ineligible for the buyback. RBC undertook to provide periodic reports to regulator. RBC paid a penalty of $1,400,139.

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

Please see RBC's Form BD, which is available on the FINRA BrokerCheck program, for more details.

RBC will act only as clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. RBC has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RBC will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UGA.

RBC is not affiliated with UGA or USCF. Therefore, neither USCF nor UGA believes that there are any conflicts of interest with RBC or its trading principals arising from its acting as UGA’s FCM.

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

Fees and Compensation Arrangements between UGA and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UGA
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UGA pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UGA is responsible for its pro rata share of the assets held by UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG.

Expenses Paid or Accrued by UGA from Inception through December 31, 2016 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$3,713,664
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$580,549
Other Amounts Paid or Accrued(5):	$2,643,688
Total Expenses Paid or Accrued:	$6,937,901
Expenses Waived(6):	$(1,707,562)
Total Expenses Paid or Accrued Including Expenses Waived:	$5,230,339

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(6)	USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to pay such expenses in subsequent periods.

Expenses Paid or Accrued by UGA from Inception through December 31, 2016 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued(7):	0.43% annualized
Total Expenses Paid or Accrued:	1.12% annualized
Expenses Waived(8):	(0.27)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.85% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least. USCF has no obligation to pay such expenses in subsequent periods.

Other Fees. UGA also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $178,000 for the fiscal year ended December 31, 2016. In addition, UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2016 were $582,050 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2016 was $10,319.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UGA (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UGA, without the consent of any limited partner or shareholder or Authorized Participant. From July 1, 2011 through December 31, 2016 (and continuing at least through April 30, 2017), the applicable transaction fee paid by Authorized Participants was $350 to UGA for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Participants who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or USCF, and no such person will have any obligation or responsibility to USCF or UGA to effect any sale or resale of shares. As of December 31, 2016, 11 Authorized Participants had entered into agreements with USCF on behalf of UGA. During the year ended December 31, 2016, UGA issued 24 Creation Baskets and redeemed 31 Redemption Baskets.

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

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. Nevertheless, in some instances forward contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

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

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is terminated and replaced by two mirror trades for which the central counterparty becomes the counterparty to each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

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

As discussed above, the CFTC has proposed to adopt the Position Limits Rules, which would impose limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required to comply with the Aggregation Rules which, subject to certain narrow exceptions, require the aggregation of all positions for which the market participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with the market participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

The CFTC and the SEC are required by the Dodd-Frank Wall Street Reform and Consumer Protection Act to adopt their own margin rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. The CFTC finalized its margin rules on December 16, 2015. The CFTC’s rules are substantially the same as the Final Margin Rules. The SEC has yet to finalize its margin rules.

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

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact UGA if it were to engage in OTC swaps with non-U.S. persons.

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

UGA’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of unleaded gasoline, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, plus interest earned on UGA’s collateral holdings, less UGA’s expenses. UGA seeks to achieve its investment objective by investing so that the average daily percentage change in UGA’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. UGA’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in unleaded gasoline and to hedge against movements in the spot price of unleaded gasoline. An investment in UGA involves investment risk similar to a direct investment in Futures Contracts and Other Gasoline-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of unleaded gasoline will have an efficient hedge only if the price they pay for their shares closely correlates with the price of unleaded gasoline. In addition to investment risk and correlation risk, an investment in UGA involves tax risks, OTC risks, and other risks.

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

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UGA.

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

As discussed above, the CFTC has proposed to adopt the Position Limit Rules, which would impose position limits on speculative positions in 25 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets. The Position Limit Rules, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues — OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA. See “The Commodity Interest Markets- Regulation” in this annual report on Form 10-K for additional information.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, UGA may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required to comply with the Aggregation Rules, which, subject to certain narrow exceptions, require the aggregation of all positions for which the market participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with the market participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

All of these limits may potentially cause a tracking error between the price of UGA’s shares and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use UGA as a way to hedge against gasoline-related losses or as a way to indirectly invest in unleaded gasoline.

UGA has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Gasoline-Related Investments. If UGA encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed unleaded gasoline futures or enter into swaps or other transactions to meet its investment objective. In addition, if UGA exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UGA’s shares and the price of the Benchmark Futures Contract.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, UGA could be liable for US. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UGA in allocating those items, with potential adverse consequences for an investor.

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

In addition, for periods beginning after December 31, 2017, UGA may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If UGA is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of UGA and would likely have an adverse impact on the value of the shares. Under certain circumstances, UGA may be eligible to make an election to cause the investors to take into account the amount of any imputed understatement, including any interest and penalties. The ability of a publicly traded partnership such as UGA to make this election is uncertain. If the election is made, UGA would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment ( “Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. The resulting tax liability on an investor of taking the adjustment into account in the year in which the Adjusted K-1 is issued may be less favorable to the investor than if the adjustment were taken into account in the reviewed year.

UGA could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

UGA has received an opinion of counsel that, under current U.S. federal income tax laws, UGA will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UGA’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) UGA is organized and operated in accordance with its governing agreements and applicable law and (iii) UGA does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that UGA has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. UGA has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that UGA is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, UGA would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income. Taxation of UGA as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

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

If UGA is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

Under certain circumstances, UGA may be required to pay withholding tax with respect to allocations to Non-U.S. shareholders. Although the LP Agreement provides that any such withholding will be treated as being distributed to the Non-U.S. shareholder, UGA may not be able to cause the economic cost of such withholding to be borne by the Non-U.S. shareholder on whose behalf such amounts were withheld since it does not generally expect to make any distributions. Under such circumstances, the economic cost of the withholding may be borne by all shareholders, not just the shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of the shares.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

A portion of UGA’s assets may be used to trade OTC Gasoline Interests, such as forward contracts or swap or spot contracts. OTC contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past several years are intended to provide additional protections to participants in the OTC market, complying with such regulations could have substantial and adverse effects on UGA. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas Gerber along with certain family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UGA, including their regulatory obligations.

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

UGA is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to UGA and also are directors, officers or employees of other entities that may compete with UGA for their services. They could have a conflict between their responsibilities to UGA and to those other entities. As a result of these and other relationships, parties involved with UGA have a financial incentive to act in a manner other than in the best interests of UGA and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which became effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UGA. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allowing an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. UGA currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. UGA does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that UGA would invest in any non-governmental MMFs. However, if UGA were to make investments in non-government MMFs in the future, such investments could negatively impact UGA because of the changes to MMFs resulting from the new rule.

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

	High	Low
Fiscal year 2016
First quarter	$29.72	$20.67
Second quarter	$28.95	$24.42
Third quarter	$27.60	$22.28
Fourth quarter	$31.51	$24.47

	High	Low
Fiscal year 2015
First quarter	$38.83	$29.45
Second quarter	$42.25	$34.54
Third quarter	$41.05	$28.53
Fourth quarter	$33.23	$27.45

As of December 31, 2016, UGA had approximately 13,915 holders of shares.

Dividends

UGA has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 7 baskets (comprising 350,000 shares) and 31 baskets (comprising 1,550,000 shares) for the three and twelve months ended December 31, 2016, respectively. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/16 to 10/31/16	50,000		$28.35
11/1/16 to 11/30/16	300,000		$26.49
12/1/16 to 12/31/16	0	$	NA
Total	350,000

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2016, 2015, 2014, 2013 and 2012)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Total assets	$70,782	$76,350	$40,834	$57,156	$64,539
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$5,317	$(8,722)	$(26,757)	$3,448	$14,879
Net income (loss)	$5,123	$(9,183)	$(27,101)	$2,961	$14,177
Weighted-average limited partnership shares	2,835,519	2,367,260	896,438	997,123	1,672,951
Net income (loss) per share	$2.07	$(4.60)	$(25.99)	$1.50	$10.02
Net income (loss) per weighted average share	$1.81	$(3.88)	$(30.23)	$2.97	$8.47
Cash and cash equivalents at end of year	$64,219	$64,443	$35,557	$52,193	$56,401

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the spot price of gasoline, as measured by the daily changes in the price of a specified short-term futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UGA’s collateral holdings, less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. UGA’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline, nor is UGA’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Gasoline-Related Investments.

UGA seeks to achieve its investment objective by investing so that the average daily percentage change in UGA’s NAV for any period 30 successive valuation days will be within plus/minus ten percentage (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

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

Price Movements

Gasoline futures prices were volatile during the year ended December 31, 2016 and exhibited an uptrend through early June and an upward trend for the remainder of the year. The price of the Benchmark Futures Contract started the year at $1.271 per gallon. Prices hit a peak on December 29, 2016 of $1.680 per gallon. The low for the year was on February 9, 2016, when the prices dropped to $0.899 per gallon. The year ended with the Benchmark Futures Contract at $1.671 per gallon, up approximately 31.46% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the year at $29.30 and ended the year at $31.37 on December 31, 2016, an increase of approximately 7.06% over the year. UGA’s per share NAV reached its high for the year on December 29, 2016 at $31.54 and reached its low for the year on February 9, 2016 at $20.22. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with the February 2017 contract. The increase of approximately 31.46% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the year ended December 31, 2016, the gasoline futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract was typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. As of December 31, 2016, UGA had issued 12,900,000 shares, 2,250,000 of which were outstanding. As of December 31, 2016, there were 67,100,000 shares registered but not yet issued.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2016, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015; and for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Per share net asset value, end of period	$31.37	$29.30	$33.90
Average daily total net assets	$73,679,812	$82,435,266	$49,048,272
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$245,833	$47,089	$13,292
Annualized yield based on average daily total net assets	0.33%	0.06%	0.03%
Management fee	$442,079	$494,612	$294,290
Total fees and other expenses excluding management fees	$380,429	$347,951	$290,608
Total amount of the expense waiver	$269,909	$224,565	$182,226
Expenses before allowance for the expense waiver	$822,508	$842,563	$584,898
Expenses after allowance for the expense waiver	$552,599	$617,998	$402,672
Fees and expenses related to the registration or offering of additional shares	$46,581	$46,453	$46,454
Total commissions accrued to brokers	$101,289	$98,827	$38,600
Total commissions as annualized percentage of average total net assets	0.14%	0.12%	0.08%
Commissions accrued as a result of rebalancing	$99,065	$95,097	$37,129
Percentage of commissions accrued as a result of rebalancing	97.80%	96.23%	96.19%
Commissions accrued as a result of creation and redemption activity	$2,224	$3,730	$1,471
Percentage of commissions accrued as a result of creation and redemption activity	2.20%	3.77%	3.81%

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

The increase in the per share NAV for December 31, 2016, compared to the year ended December 31, 2015, was primarily a result of higher prices for unleaded gasoline and the related increase in the value of the unleaded gasoline futures contracts in which UGA held and traded; and the decrease in the per share NAV for the year ended December 31, 2015, as compared to December 31, 2014, was primarily a result of lower prices for unleaded gasoline and the related decrease in the value of the unleaded gasoline futures contracts in which UGA held and traded.

Average interest rates on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2016, compared to the year ended December 31, 2015; for the year ended December 31, 2015, compared to year ended 2014 average interest rates on short-term investments held by UGA were similar. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the year ended December 31, 2016, compared to year ended 2015 and similar during the year ended December 31, 2015, compared to year ended 2014. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and expenses excluding management fees for the year ended December 31, 2016, compared to the year ended December 31, 2015 was due to UGA’s larger size as measured by total net assets; and the increase in total fees and expenses excluding management fees for the year ended December 31, 2015, compared to year ended December 31, 2014, was due to an increase in variable total fees and expenses.

The increase in total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily a result of increased brokerage fees due to a higher number of gasoline futures contracts held and traded; and the increase for the year ended December 31, 2015, compared to December 31, 2014, was primarily a result of increased brokerage fees due to higher number of unleaded gasoline futures contracts held and traded.

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015; and for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

	For the three months ended December 31, 2016	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Per share net asset value, end of period	$31.37	$29.30	$33.90
Average daily total net assets	$67,484,402	$72,971,665	$49,010,891
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$63,386	$15,497	$4,094
Annualized yield based on average daily total net assets	0.37%	0.08%	0.03%
Management fee	$101,780	$110,358	$74,121
Total fees and other expenses excluding management fees	$95,273	$91,428	$84,610
Total amount of the expense waiver	$69,828	$64,283	$66,030
Expenses before allowance for the expense waiver	$197,053	$201,786	$158,731
Expenses after allowance for the expense waiver	$127,225	$137,503	$92,701
Fees and expenses related to the registration or offering of additional shares	$11,709	$11,708	$11,709
Total commissions accrued to brokers	$21,279	$26,475	$12,902
Total commissions as annualized percentage of average total net assets	0.13%	0.14%	0.10%
Commissions accrued as a result of rebalancing	$20,965	$25,866	$12,299
Percentage of commissions accrued as a result of rebalancing	97.26%	97.70%	95.33%
Commissions accrued as a result of creation and redemption activity	$584	$609	$603
Percentage of commissions accrued as a result of creation and redemption activity	2.74%	2.30%	4.67%

The increase in the per share NAV for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily due to higher prices for unleaded gasoline and the related increase in the value of the unleaded gasoline futures contracts in which UGA held and traded; and the decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was primarily due to lower prices for unleaded gasoline and the related decrease in the value of the unleaded gasoline futures contracts in which UGA held and traded.

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2016, compared to the three months ended December 31, 2015; and for the year ended December 31, 2015, compared to year ended 2014 average interest rates on short-term investments held by UGA were higher. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended December 31, 2016, compared to the three months ended December 31, 2015 and higher during the three months ended December 31, 2015, compared to the three months ended December 31, 2014. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was due to UGA’s larger size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was due to an increase in variable total fees and expenses.

The increase in total commissions accrued to brokers for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily a result of increased brokerage fees due to a higher number of unleaded gasoline futures contracts held and traded; and the increase for the three months ended December 31, 2015, compared to December 31, 2014, was primarily a result of increased brokerage fees due to a higher number of unleaded gasoline futures contracts held and traded.

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

For the 30 valuation days ended December 31, 2016, the simple average daily change in the Benchmark Futures Contract was 0.7613%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.7596%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.647)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2016.

Since December 2009 to December 31, 2016, the simple average daily change in the Benchmark Futures Contract was 0.007%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.006%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.873)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2016, the actual total return of UGA as measured by changes in its per share NAV was 7.06%. This is based on an initial per share NAV of $29.30 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $31.37. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $31.50 as of December 31, 2016, for a total return over the relevant time period of 7.51%. The difference between the actual per share NAV total return of UGA of 7.06% and the expected total return based on the Benchmark Futures Contract of 7.51% was an error over the time period of (0.45)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2015, the actual total return of UGA as measured by changes in its per share NAV was (13.57)%. This was based on an initial per share NAV of $33.90 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $29.30. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $29.50 as of December 31, 2015, for a total return over the relevant time period of (12.98)%. The difference between the actual per share NAV total return of UGA of (13.57)% and the expected total return based on the Benchmark Futures Contract of (12.98)% was an error over the time period of 0.59%, which is to say that UGA’s actual total return outperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2014, the actual total return of UGA as measured by changes in its per share NAV was (43.40)%. This was based on an initial per share NAV of $59.89 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $33.90. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $34.16 as of December 31, 2014, for a total return over the relevant time period of (42.96)%. The difference between the actual per share NAV total return of UGA of (43.40)% and the expected total return based on the Benchmark Futures Contract of (42.96)% was an error over the time period of (0.44)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2016, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Gasoline Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in futures contracts. One factor arises from “rolling” futures contracts that will expire at the end of the current month (the “near” or “front” month contract) forward each month prior to expiration. For a strategy that entails holding the near month contract, the price relationship between that futures contract and the next month futures contract will impact returns. For example, if the price of the near month futures contract is higher than the next futures month contract (a situation referred to as “backwardation”), then absent any other change, the price of a next month futures contract tends to rise in value as it becomes the near month futures contract and approaches expiration. Conversely, if the price of a near month futures contract is lower than the next month futures contract (a situation referred to as “contango”), then absent any other change, the price of a next month futures contract tends to decline in value as it becomes the near month futures contract and approaches expiration.

As an example, assume that the price of gasoline for immediate delivery, is $1.50 per gallon, and the value of a position in the near month futures contract is also $1.50. Over time, the price of gasoline will fluctuate based on a number of market factors, including demand for oil relative to supply. The value of the near month futures contract will likewise fluctuate in reaction to a number of market factors. If an investor seeks to maintain a position in a near month futures contract and not take delivery of physical gallons of gasoline, the investor must sell the current near month futures contract as it approaches expiration and invest in the next month futures contract. In order to continue holding a position in the current near month futures contract, this “roll” forward of the futures contract must be executed every month.

Contango and backwardation are natural market forces that have impacted the total return on an investment in UGA’s shares during the past year relative to a hypothetical direct investment in gasoline. In the future, it is likely that the relationship between the market price of UGA’s shares and changes in the spot prices of gasoline will continue to be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial.

If the futures market is in backwardation, e.g., when the price of the near month futures contract is lower than the price of the next month futures contract, the investor would buy a next month futures contract for a lower price than the current near month futures contract. Assuming the price of the next month futures contract was $1.47 per gallon, or 2% cheaper than the $1.50 near month futures contract, then, hypothetically, and assuming no other changes (e.g., to either prevailing gasoline prices or the price relationship between the spot price, the near month contract and the next month contract, and, ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $1.47 next month futures contract would rise to $1.50 as it approaches expiration. In this example, the value of an investment in the next month futures contract would tend to outperform the spot price of gasoline. As a result, it would be possible for the new near month futures contract to rise 12% while the spot price of gasoline may have risen a lower amount, e.g., only 10%. Similarly, the spot price of gasoline could have fallen 10% while the value of an investment in the futures contract might have fallen another amount, e.g., only 8%. Over time, if backwardation remained constant, this difference between the spot price and the futures contract price would continue to increase.

If the futures market is in contango, an investor would be buying a next month futures contract for a higher price than the current near month futures contract. Again, assuming the near month futures contract is $1.50 per gallon, the price of the next month futures contract might be $1.53 per gallon, or 2% more expensive than the front month futures contract. Hypothetically, and assuming no other changes, the value of the $1.53 next month futures contract would fall to $1.50 as it approaches expiration. In this example, the value of an investment in the second month would tend to underperform the spot price of gasoline. As a result, it would be possible for the new near month futures contract to rise only 10% while the spot price of gasoline may have risen a higher amount, e.g., 12%. Similarly, the spot price of gasoline could have fallen 10% while the value of an investment in the second month futures contract might have fallen another amount, e.g., 12%. Over time, if contango remained constant, this difference between the spot price and the futures contract price would continue to increase.

The chart below compares the daily price of the near month gasoline futures contract to the price of 13th month gasoline futures contract (i.e. a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation) and, at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10 year period between December 31, 2006 and December 31, 2016. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2015 and held to December 31, 2016 increased based upon the changes in the NAV for UGA shares on those days, by approximately 7.06%, while the spot price of gasoline for immediate delivery during the same period increased by 31.46% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2014 and held to December 31, 2015 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (13.57)%, while the spot price of gasoline for immediate delivery during the same period decreased by (13.66)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the year ended December 31, 2016, the price of unleaded gasoline in the United States was primarily impacted by the excess supply of crude oil, the input product for gasoline, which resulted in lower prices in the United States. The price of the Benchmark Futures Contract began 2016 at $1.271 per gallon. Prices hit a peak on December 29, 2016 of $1.680 per gallon after falling for most of the year. The low for the year was on February 9, 2016, when the price dropped to $0.899 per gallon. The year ended with the Benchmark Futures Contract at $1.671 per gallon, up approximately 31.46% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station).

During the year ended December 31, 2016, crude oil prices were impacted by several factors. The Organization of Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April before beginning to decline on moderately reduced output from shale producers and other sources. However, storage remained elevated relative to previous levels and began to rise again in late summer, approaching the peak level of 512 million barrels reported in April, the highest volume since the U.S. Energy Information Administration (“EIA”) began reporting storage data in 1982. U.S. crude oil inventories fell to approximately 479 million barrels by the end of December, approximately 6.21% higher than the same week a year earlier Prices fluctuated as investors weighed the possibility that global inventories may stabilize in 2016. Should supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East would likely have the opposite effect.

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

For the ten-year time period between 2006 and 2016, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

Correlation Matrix 10 Years	Large Cap U.S. Equities (S&P 600)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.315)	0.963	0.436	0.426	0.122	0.462
U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.282)	(0.376)	(0.345)	(0.051)	(0.401)
Global Equities (FTSE World Index)			1.000	0.508	0.482	0.164	0.512
Crude Oil				1.000	0.817	0.298	0.757
Heating Oil					1.000	0.280	0.749
Natural Gas						1.000	0.148
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2016, gasoline was strongly correlated to movements in crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities, global equities and natural gas, and somewhat inversely correlated with U.S. government bonds.

Correlation Matrix 1 Year	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.381)	0.940	0.348	0.188	0.304	0.636
U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.302)	(0.365)	(0.318)	(0.007)	(0.320)
Global Equities (FTSE World Index)			1.000	0.382	0.206	0.247	0.689
Crude Oil				1.000	0.972	0.293	0.804
Heating Oil					1.000	0.216	0.725
Natural Gas						1.000	0.329
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in bank Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the year ended December 31, 2016, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. Similarly, during the year ended December 31, 2015, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2016 and 2015, UGA used other assets to pay cash expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2016, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

In the future, UGA may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2016, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $66,497,093 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2016, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of December 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

As of December 31, 2016, UGA’s portfolio consisted of 1,006 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of December 31, 2016, UGA did not hold any Futures Contracts traded on exchanges other than NYMEX. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of UGA only enters into OTC swaps with counterparties who are, or are affiliates of (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UGA will also require that the counterparty be highly rated and /or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

United States Gasoline Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UGA’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2016, UGA’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Gasoline Fund, LP

We have audited the internal control over financial reporting of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2016, of the Fund and our report dated March 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Gasoline Fund, LP

We have audited the accompanying statements of financial condition of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2016 and 2015, including the schedule of investments as of December 31, 2016 and 2015, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Gasoline Fund, LP as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2017 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 10, 2017

United States Gasoline Fund, LP

Statements of Financial Condition

At December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$64,219,425	$64,443,016
Equity in trading accounts:
Cash and cash equivalents	2,277,668	11,076,293
Unrealized gain (loss) on open commodity futures contracts	3,980,138	527,226
Receivable from General Partner (Note 3)	269,909	224,565
Dividends receivable	2,915	200
Directors' fees and insurance receivable	–	744
Prepaid registration fees	31,658	78,239

Total assets	$70,781,713	$76,350,283

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$34,123	$38,046
Professional fees payable	155,334	127,940
Brokerage commissions payable	4,513	4,513
Directors' fees and insurance payable	446	–
License fees payable	2,733	2,914

Total liabilities	197,149	173,413

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	70,584,564	76,176,870
Total Partners' Capital	70,584,564	76,176,870

Total liabilities and partners' capital	$70,781,713	$76,350,283

Limited Partners' shares outstanding	2,250,000	2,600,000
Net asset value per share	$31.37	$29.30
Market value per share	$31.32	$29.26

See accompanying notes to financial statements.

United States Gasoline Fund, LP
Schedule of Investments
At December 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB February 2017 contracts, expiring January 2017*	1,006	$3,980,138	5.64

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 1/05/2017	$2,000,000	$1,999,924	2.83
0.43%, 1/19/2017	2,000,000	1,999,575	2.83
0.40%, 2/02/2017	2,000,000	1,999,289	2.83
0.42%, 2/09/2017	2,000,000	1,999,090	2.83
0.45%, 2/16/2017	1,000,000	999,425	1.42
0.45%, 2/23/2017	1,000,000	999,345	1.42
0.45%, 3/02/2017	1,000,000	999,250	1.42
0.47%, 3/09/2017	2,000,000	1,998,251	2.83
0.50%, 3/16/2017	2,000,000	1,997,934	2.83
0.45%, 3/23/2017	2,000,000	1,997,997	2.83
0.43%, 3/30/2017	2,000,000	1,997,898	2.83
0.46%, 4/06/2017	2,000,000	1,997,599	2.83
0.47%, 4/13/2017	2,000,000	1,997,337	2.83
0.46%, 4/20/2017	2,000,000	1,997,245	2.83
0.47%, 4/27/2017	2,000,000	1,997,003	2.83
0.49%, 5/04/2017	1,000,000	998,317	1.41
0.55%, 5/11/2017	1,000,000	998,032	1.41
0.60%, 5/18/2017	1,000,000	997,736	1.41
0.61%, 5/25/2017	1,000,000	997,570	1.41
0.60%, 6/01/2017	1,000,000	997,504	1.41
0.62%, 6/08/2017	2,000,000	1,994,602	2.83
0.65%, 6/15/2017	2,000,000	1,994,087	2.83
0.64%, 6/22/2017	2,000,000	1,993,884	2.83
0.60%, 6/29/2017	3,000,000	2,991,050	4.24
Total Treasury Obligations		40,939,944	58.00

United States - Money Market Funds
Fidelity Investments Money Market Funds (formerly Fidelity Institutional Money Market Funds) - Government Portfolio	6,000,000	6,000,000	8.50
Goldman Sachs Financial Square Funds - Government Fund - Class FS	4,000,000	4,000,000	5.67
Total Money Market Funds		10,000,000	14.17
Total Cash Equivalents		$50,939,944	72.17

* Collateral amounted to $2,277,668 on open futures contracts.

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

* Collateral amounted to $11,076,293 on open futures contracts.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Operations

For the years ended December 31, 2016 , 2015 and 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,965,852	$(11,985,649)	$(21,284,156)
Change in unrealized gain (loss) on open futures contracts	3,452,912	3,362,528	(5,433,855)
Dividend income	50,717	6,657	8,021
Interest income	195,116	40,432	5,271
ETF transaction fees	11,200	10,850	6,650

Total income (loss)	5,675,797	(8,565,182)	(26,698,069)

Expenses
General Partner management fees (Note 3)	442,079	494,612	294,290
Professional fees	211,188	179,466	185,801
Brokerage commissions	101,289	98,827	38,600
Directors' fees and insurance	10,319	10,840	12,396
License fees	11,052	12,365	7,357
Registration fees	46,581	46,453	46,454

Total expenses	822,508	842,563	584,898

Expense waiver (Note 3)	(269,909)	(224,565)	(182,226)

Net expenses	552,599	617,998	402,672

Net income (loss)	$5,123,198	$(9,183,180)	$(27,100,741)
Net income (loss) per limited partnership share	$2.07	$(4.60)	$(25.99)
Net income (loss) per weighted average limited partnership share	$1.81	$(3.88)	$(30.23)
Weighted average limited partnership shares outstanding	2,835,519	2,367,260	896,438

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2016 , 2015 and 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$56,897,171	$56,897,171
Addition of 600,000 partnership shares	–	30,932,639	30,932,639
Redemption of 350,000 partnership shares	–	(20,046,925)	(20,046,925)
Net income (loss)	–	(27,100,741)	(27,100,741)

Balances, at December 31, 2014	–	40,682,144	40,682,144
Addition of 2,000,000 partnership shares	–	66,727,593	66,727,593
Redemption of 600,000 partnership shares	–	(22,049,687)	(22,049,687)
Net income (loss)	–	(9,183,180)	(9,183,180)

Balances, at December 31, 2015	–	76,176,870	76,176,870
Addition of 1,200,000 partnership shares	–	29,027,170	29,027,170
Redemption of 1,550,000 partnership shares	–	(39,742,674)	(39,742,674)
Net income (loss)	–	5,123,198	5,123,198

Balances, at December 31, 2016	$–	$70,584,564	$70,584,564

Net Asset Value Per Share:
At December 31, 2013			$59.89
At December 31, 2014			$33.90
At December 31, 2015			$29.30
At December 31, 2016			$31.37

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Cash Flows

For the years ended December 31, 2016 , 2015 and 2014

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$5,123,198	$(9,183,180)	$(27,100,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	8,798,625	(4,914,712)	(4,108,097)
Unrealized (gain) loss on open futures contracts	(3,452,912)	(3,362,528)	5,433,855
(Increase) decrease in receivable from General Partner	(45,344)	(90,459)	3,670
(Increase) decrease in dividends receivable	(2,715)	768	(340)
(Increase) decrease in directors' fees and insurance receivable	744	(71)	(415)
(Increase) decrease in prepaid registration fees	46,581	46,454	46,453
(Increase) decrease in ETF transaction fees receivable	–	350	(350)
Increase (decrease) in General Partner management fees payable	(3,923)	15,602	(6,075)
Increase (decrease) in professional fees payable	27,394	2,818	(100,307)
Increase (decrease) in brokerage commissions payable	–	2,540	250
Increase (decrease) in directors' fees and insurance payable	446	–	–
Increase (decrease) in license fees payable	(181)	966	(212)
Net cash provided by (used in) operating activities	10,491,913	(17,481,452)	(25,832,309)

Cash Flows from Financing Activities:
Addition of partnership shares	29,027,170	68,416,865	29,243,367
Redemption of partnership shares	(39,742,674)	(22,049,687)	(20,046,925)
Net cash provided by (used in) financing activities	(10,715,504)	46,367,178	9,196,442

Net Increase (Decrease) in Cash and Cash Equivalents	(223,591)	28,885,726	(16,635,867)

Cash and Cash Equivalents, beginning of year	64,443,016	35,557,290	52,193,157
Cash and Cash Equivalents, end of year	$64,219,425	$64,443,016	$35,557,290

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Notes to Financial Statements

For the years ended December 31, 2016, 2015 and 2014

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UGA’s collateral holdings, less UGA’s expenses. It is not the intent of UGA to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline, nor is UGA’s investment objective for the percentage change in its per share NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments primarily in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of December 31, 2016, UGA held 1,006 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on ICE Futures.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations.  The funds that are series of the USCF Funds Trust (the “REX Funds”) are not included in the Related Public Funds.

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

From July 1, 2011 and continuing at least through April 30, 2017, the applicable transaction fee paid by Authorized Participants is $350 to UGA for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“the SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008, by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of December 31, 2016, UGA had registered a total of 80,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UGA is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2016, 2015 and 2014, UGA incurred $46,581, $46,453 and $46,454, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2016 were $582,050 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2016 was $10,319. For the year ended December 31, 2015, these fees and expenses were $569,303 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2015 was $10,840. For the year ended December 31, 2014, these fees and expenses were $567,863 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2014 was $12,396.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2016, 2015 and 2014, UGA incurred $11,052, $12,365 and $7,357, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs were approximately $178,000, $164,000 and $164,000, respectively, for the years ended December 31, 2016, 2015 and 2014. Tax report costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF paid certain expenses typically borne by UGA on a discretionary basis where expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2016, USCF waived $269,909 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Total commissions accrued to brokers	$101,289	$98,827	$38,600
Total commissions as annualized percentage of average total net assets	0.14%	0.12%	0.08%
Commissions accrued as a result of rebalancing	$99,065	$95,097	$37,129
Percentage of commissions accrued as a result of rebalancing	97.80%	96.23%	96.19%
Commissions accrued as a result of creation and redemption activity	$2,224	$3,730	$1,471
Percentage of commissions accrued as a result of creation and redemption activity	2.20%	3.77%	3.81%

The increase in total commissions accrued to brokers was due primarily to a larger number of futures contracts held and traded during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in total commissions accrued to brokers for the year ended December 31, 2015 as compared to the year ended December 31, 2014, was primarily due to a larger number of futures contracts held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UGA may engage in the trading of futures contracts, options on futures contracts and swaps (collectively, “derivatives”). UGA is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

The purchase and sale of futures contracts, options on futures contracts and swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

Futures contracts, options on futures contracts and swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UGA has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the futures contracts held by UGA through December 31, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2016 and December 31, 2015, UGA held investments in money market funds in the amounts of $10,000,000 and $22,000,000, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2016 and December 31, 2015, UGA held cash deposits and investments in Treasuries in the amounts of $56,497,093 and $53,519,309, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Per Share Operating Performance:
Net asset value, beginning of year	$29.30	$33.90	$59.89
Total income (loss)	2.26	(4.34)	(25.54)
Net expenses	(0.19)	(0.26)	(0.45)
Net increase (decrease) in net asset value	2.07	(4.60)	(25.99)
Net asset value, end of year	$31.37	$29.30	$33.90

Total Return	7.06%	(13.57)%	(43.40)%

Ratios to Average Net Assets
Total income (loss)	7.70%	(10.39)%	(54.43)%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	0.52%	0.42%	0.59%
Expenses waived	(0.37)%	(0.27)%	(0.37)%
Net expenses excluding management fees	0.15%	0.15%	0.22%
Net income (loss)	6.95%	(11.14)%	(55.25)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total income (loss)	$(7,980,384)	$1,386,073	$4,354,411	$7,915,697
Total expenses	199,926	217,778	207,751	197,053
Expense waivers	(66,555)	(58,482)	(75,044)	(69,828)
Net expenses	133,371	159,296	132,707	127,225
Net income (loss)	$(8,113,755)	$1,226,777	$4,221,704	$7,788,472
Net income (loss) per share	$(3.65)	$0.31	$1.77	$3.64

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total income (loss)	$2,454,763	$17,077,368	$(22,875,473)	$(5,221,840)
Total expenses	183,759	242,647	214,371	201,786
Expense waivers	(48,719)	(51,838)	(59,725)	(64,283)
Net expenses	135,040	190,809	154,646	137,503
Net income (loss)	$2,319,723	$16,886,559	$(23,030,119)	$(5,359,343)
Net income (loss) per share	$0.97	$6.43	$(9.68)	$(2.32)

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

The following table summarizes the valuation of UGA’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III

Short-Term Investments	$50,939,944	$50,939,944	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	3,980,138	3,980,138	–	–

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III

Short-Term Investments	$46,959,155	$46,959,155	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	527,226	527,226	–	–

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2016	Fair Value at December 31, 2015
Futures -
Commodity Contracts	Assets	$3,980,138	$527,226

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2016		For the year ended December 31, 2015		For the year ended December 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$1,965,852		$(11,985,649)		$(21,284,156)

	Change in unrealized gain (loss) on positions		$3,452,912		$3,362,528		$(5,433,855)

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

United States Commodity Funds LLC

____________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
United States Commodity Funds LLC

We have audited the accompanying statements of financial condition of United States Commodity Funds LLC (the “Company”) as of December 31, 2016 and 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Commodity Funds LLC as of December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Francisco, California

February 24, 2017

F - 1

United States Commodity Funds LLC

Statements of Financial Condition

December 31, 2016 and 2015

____________

	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$5,941,128	$1,796,767
Short-term investments	1,041	966
Management fees receivable - related party	2,199,866	1,933,672
Prepaid income taxes	931,556	508,070
Other current assets	100,526	36,251

Total current assets	9,174,117	4,275,726

Deferred tax assets, net	1,085,720	1,162,919
Other assets	8,558	8,558

Total assets	$10,268,395	$5,447,203

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,695,149	$1,281,780
Dividend payable - related party	2,000,000	-
Expense waivers payable - related party	939,385	760,973

Total current liabilities	4,634,534	2,042,753

Commitments and contingencies (Note 5)

Member's equity	5,633,861	3,404,450

Total liabilities and member's equity	$10,268,395	$5,447,203

The accompanying notes are an integral
part of these statements of financial condition.

F - 2

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

1.	Business

In May 2005, United States Commodity Funds, LLC (“USCF” or the “Company”), a wholly-owned subsidiary of Wainwright Holdings Inc. (“Wainwright”), was formed as a single member limited liability company in the State of Delaware. On December 9, 2016, Wainwright was acquired by Concierge Technologies, Inc., (“Concierge”) a public company (“CNCG”) currently traded on the OTC Markets QB Exchange with majority ownership held by two shareholders who also are majority owners of Wainwright. CNCG will continue to operate USCF as an independent wholly-owned subsidiary of Wainwright. USCF will also maintain its current independent and management director structure. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below.

The Company’s operating activities consist primarily of providing management services to eleven public funds.

The Company is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”):

USCF as General Partner for the following Funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012
United States Metal Index Fund (“USMI”)	A commodity pool formed in November 2010, and made public June 2012, ceased trading and liquidated March 2015

The USCIF Trust currently has a new fund, USCF Canadian Crude Oil Index Fund (“UCCO”), in registration. In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations.  All USCF funds are collectively referred to as the “Funds” hereafter.

Continued

F - 3

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying statements of financial condition of the Company have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue under the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”) and the Trust Agreement, as amended from time to time (the “Trust Agreement”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. The Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the respective Funds. In addition, The Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds and is contractually obligated to pay for these services. The Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds.

USO pays a management fee of 0.45% (45 basis points) per annum on its average daily net assets. UNG pays a fee equal to 0.60% (60 basis points) per annum on average daily net assets of $1,000,000,000 or less and 0.50% (50 basis points) of average daily net assets that are greater than $1,000,000,000. USL, UGA, UHN, and DNO each pay a fee of 0.60% (60 basis points) per annum on their average daily net assets. From inception through April 30, 2010, the Company has been charging UNL a management fee at a reduced rate of 0.60% (60 basis points) per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% (75 basis points) per annum of average daily net assets. The difference of 0.15% (15 basis points) per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% (75 basis points) per annum on its average daily net assets.

Effective January 1, 2014 and continuing through December 31, 2015, the Company contractually agreed to lower the management fee for USCI to 0.80% (80 basis points), 0.65% (65 basis points) for CPER and 0.65% (65 basis points) for USAG, per annum on its average daily net assets. Effective January 1, 2016, the Company permanently lowered the management fee to 0.80% (80 basis points) for USCI, 0.65% (65 basis points) for CPER and 0.65% (65 basis points) for USAG, per annum on its average daily net assets.

Management fees are recognized in the period earned in accordance with the terms of their respective agreements.

Continued

F - 4

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Expense Waivers

The Company has voluntarily agreed to pay certain expenses normally borne by UGA, UHN, DNO, UNL, BNO, CPER and USAG to the extent such expenses exceed 0.15% (15 basis points) of the respective fund’s average daily net assets, on an annualized basis. The Company has no obligation to continue such payments into subsequent periods. These expenses totaled $939,385 and $760,973 for the years ended December 31, 2016 and 2015, respectively, and are included in general and administrative expense. Expense waivers payable totaled $939,385 and $760,973 as of December 31, 2016 and 2015, respectively.

Fund Startup Expenses

The Company expenses all startup expenses associated with the registration of each fund and the expense is charged to general and administrative expense. Fund startup expenses include costs relating to the initial registration of shares and include, but are not limited to, legal fees pertaining to the initial registration of shares, SEC and FINRA registration fees, initial fees to be listed on an exchange, and other similar costs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash with various high credit quality institutions. At times, the Company maintains cash deposits in excess of the United States Federal Deposit Corporation coverage of $250,000, but the Company does not expect any losses.

Management Fees Receivable – Related Party

Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of December 31, 2016 and 2015, the Company considered all remaining accounts receivable to be fully collectible.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with respect to such investments. Short-term investments consist of equities and money market funds. Short-term investments are classified as available-for-sale securities. The Company measures the investments at estimated fair value at period end with any changes in estimated fair value reflected as unrealized gains (losses) in the accumulated other comprehensive income (loss).

Continued

F - 5

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Comprehensive Income (Loss)

The Company reports all changes in equity during the year, except those resulting from investment by its member and distributions to its member, in the year in which they are recognized. Comprehensive income is the total of net income (loss) and other comprehensive income (loss). The Company recognized $75 of other comprehensive income and $707 of other comprehensive loss in 2016 and 2015, respectively, related to changes in unrealized losses on investments.

Fair Value Measurements

The Company’s short-term investments are carried at estimated fair value. In determining fair value, the Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). Under ASC 820, the fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1 – Quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities, without adjustment.

Level 2 – Quoted prices in markets that are not considered to be active for identical or similar assets or liabilities, quoted prices in active markets of similar assets or liabilities, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment.

Unrealized gains and losses on investments resulting from market fluctuations are recorded in the accumulated other comprehensive income (loss) account. Realized gains or losses on sales of investments determined on a specific identification basis.

All short-term investments, which include money market funds and equities, are classified as Level 1 investments at December 31, 2016 and 2015. The Company has no Level 2 and 3 investments. There were no transfers between levels during the years ended December 31, 2016 and 2015.

Short-term investments are valued at the closing price reported on the active market on which the individual securities are traded.

Continued

F - 6

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, valuation of net operating losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If necessary, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets until it is more likely than not that such assets will be realized.

The Company provides for uncertain tax positions using guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the accounting standard and in subsequent periods. In addition, the accounting standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Concentration of Credit Risk

Concentrations of management fees receivable as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
Fund	Management Fees Receivable

USO	$1,256,213	57%
USCI	445,163	20%
UNG	303,354	14%
All Others	195,136	9%

Total	$2,199,866	100%

	December 31, 2015
Fund	Management Fees Receivable

USCI	$1,179,092	61%
USO	359,544	19%
UNG	249,953	13%
All Others	145,083	7%

Total	$1,933,672	100%

Continued

F - 7

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company does not anticipate that the adoption of the ASU will have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s financial statements.

3.	Investments and Fair Value Measurements

Investments measured at estimated fair value consist of the following as of December 31, 2016 and 2015:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$96	$-	$-	$96
Equities	1,577	-	(632)	945

Total short-term
investments	$1,673	$-	$(632)	$1,041

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$96	$-	$-	$96
Equities	1,577	-	(707)	870

Total short-term
investments	$1,673	$-	$(707)	$966

As of December 31, 2016 and 2015, the Company did not have any investments with gross unrealized losses greater than 12 months on a continuous basis.

Continued

F - 8

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is included in member’s equity on the statements of financial condition. Changes in accumulated other comprehensive income (loss) are as follows:

Balance, January 1, 2015	$-
Other comprehensive (loss)	(707)

Balance, December 31, 2015	(707)
Other comprehensive income	75

Balance, December 31, 2016	$(632)

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $127,985 and $108,350 for the years ended December 31, 2016 and 2015, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

For the years ending December 31:

2017	$132,665
2018	113,304

$245,969

Contingencies

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Continued

F - 9

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

6.	Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense and deferred tax assets at the legal entity level as if it was filing its own stand-alone taxes.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets:
Intangible assets	$1,041,325	$1,162,919
Capital loss carryover	6,969	20,213
Accruals, reserves and other	44,395	-

Gross deferred tax assets	1,092,689	1,183,132
Less valuation allowance	(6,969)	(20,213)

Total deferred tax assets, net	$1,085,720	$1,162,919

The majority of the deferred tax assets relate to startup costs associated with the organization and registration of the Funds for which the Company is a general partner and having paid such costs.

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based upon available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for capital loss carryover. Accordingly, management has established a valuation allowance related to this deferred tax asset. The valuation allowance decreased by approximately $13,000 during 2016 and $0 during 2015. The change in the valuation allowance is due to the expiration of the deferred tax asset for capital loss carryover.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2012 through 2016 will remain open for examination by the federal and state authorities for three and four years, respectively. As of December 31, 2016, there were no active taxing authority examinations.

The Company had unrecognized tax benefits (“UTBs”) of approximately $29,000 and $15,000 as of December 31, 2016 and 2015, respectively, which would affect the effective tax rate if recognized before consideration of the valuation allowance. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the years ended December 31, 2016 and 2015. The Company does not expect its UTBs to change significantly over the next 12 months.

Continued

F - 10

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

7.	Related Party Transactions

The Funds are deemed by management to be related parties. The Company’s revenues, totaling $25,425,892 and $21,716,866 for the years ended December 31, 2016 and 2015, respectively, were earned from these related parties. Accounts receivable, totaling $2,199,866 and $1,933,672 as of December 31, 2016 and 2015, respectively, were owed from these relate parties. Expense waivers, totaling $939,385 and $760,973 for the years ended December 31, 2016 and 2015, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $939,385 and $760,973 as of December 31, 2016 and 2015, respectively, were owed to these related parties.

During the years ended December 31, 2016 and 2015, the Company paid $2,100,000 and $5,576,099, respectively, in distributions to its member Wainwright. As of December 31, 2016, the Company approved an additional dividend of $2,000,000 payable to Wainwright which was paid in January 2017.

On January 14, 2015, Wainwright entered into a stock repurchase agreement as part of an employment separation agreement with one of its shareholders. The agreement called for Wainwright to purchase the shareholder’s stock for $4,389,066. The payments were made from funds from the Company’s distribution payments to its member parent company, Wainwright. The total repurchase amount was paid by July 15, 2015.

The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. The Company’s taxes are computed as if it files on a stand-alone basis (see Note 6).

8.	Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through February 24, 2017, the date the statements of financial condition were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these statements of financial condition other than the items noted below.

On January 6, 2017, the Company paid a $2,000,000 dividend to Wainwright.

On February 16, 2017, the Company approved a $2,500,000 dividend to Wainwright.

F - 11

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

Item 9B. Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month UGA publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UGA’s website at www.uscfinvestments.com.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UGA has no executive officers. Pursuant to the terms of the LP Agreement, UGA’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	54	Chairman of the Board of Directors, Vice President
Andrew F Ngim	56	Chief Operating Officer, Management Director and Portfolio Manager
Robert Nguyen	57	Management Director
John P. Love	45	President and Chief Executive Officer
Stuart P. Crumbaugh	53	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	58	General Counsel and Chief Compliance Officer
Ray W. Allen	60	Portfolio Manager
Kevin A. Baum	46	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	70	Independent Director
Malcolm R. Fobes	52	Independent Director
Peter M. Robinson	59	Independent Director

Ray W. Allen, 60, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of January 2017, he also is an associated person pending, swap associated person pending, and branch manager pending of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 46, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco PowerShares Capital Management LLC, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been a principal and associated person of USCF since March 2016 and became listed as such with the CFTC via the NFA in April 2016 and, as of January 2016, a branch manager of USCF. As of January 2017, he also is an associated person pending, swap associated person pending, and branch manager pending of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, and earned a B.B.A. in Finance from Texas Tech University.

Stuart P. Crumbaugh, 53, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of Wainwright Holdings, Inc. (“Wainwright”), the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015. In addition, he is a principal pending of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation, a semi-conductor IP and software company (acquired by Synopsys, Inc., a software company), from January 2010 through December 2010. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Melinda D. Gerber, 49, Management Director of USCF from June 2015 to October 2016. Ms. Gerber co-founded USCF in 2005. She is a writer and published her book, How to Create and manage a Mutual Fund or Exchange-Traded Fund: A Professional’s Guide (Wiley, 2008). Ms. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005. Ms. Gerber co-founded USCF in 2005 and prior to that, she co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From March 1995 to January 2013, Ms. Gerber served as Secretary on the Board of Directors for the Ameristock Corporation and Ameristock Mutual Fund. Concurrent to her service as Secretary during the period of September 1994 to June 1999, Ms. Gerber was a project manager and consultant at GAP, Inc., a global apparel retail company. She was recognized by GAP, Inc. as one of the five most innovative individuals in the company. Ms. Gerber earned an MBA from the University of Southern California in 1994 and graduated from the University of California at Santa Barbara in 1990.

Nicholas D. Gerber, 54, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNGC.” Concierge is the sole shareholder of Wainwright. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. As of January 2017, he also is a principal, associated person pending, swap associated person pending, and branch manager pending of USCF Advisers LLC. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 45, President and Chief Executive Officer of USCF since June 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Additionally, Mr. Love serves as President of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. He also has acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. In addition, Mr. Love has served as on the Board of Managers of USCF Advisers LLC since November 2016 and as a director of Wainwright Holdings Inc. since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. As of January 2017, he also is a principal, associated person pending, swap associated person pending, and branch manager pending of USCF Advisers LLC. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 56, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, and, since November 2016, he also serves as portfolio manager of the USCF Restaurant Leaders Fund, each of which is a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 57, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, a high net worth money management firm, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of January 2017, he also is an associated person pending and swap associated person pending of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm.Mr. Nguyen earned his B.S. from California State University at Sacramento.

Carolyn M. Yu, 58, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is pending as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 70, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 52, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 59, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum and Carolyn Yu.  In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UGA. Ray Allen and John P. Love make trading and investment decisions for UGA. John P. Love and Ray Allen execute trades on behalf of UGA.  In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, and Ray Allen and Kevin Baum are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, Ray Allen and Kevin Baum are also registered with the CFTC as Swaps Associated Persons.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III, and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on UGA’s website at www.uscfinvestments.com. Any shareholder of UGA may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to UGA and the Related Public Funds. UGA has posted the text of the Corporate Governance Policy on its website at www.uscfinvestments.com. Any shareholder of UGA may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to UGA. UGA has posted the text of the Code of Ethics on its website at www.uscfinvestments.com. Any shareholder of UGA may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. UGA intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF as founder of USCF. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, UGA and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of UGA’s shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of UGA’s shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of UGA. To UGA’s knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2016 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UGA does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UGA and other entities controlled by USCF. UGA does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UGA pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its average daily net assets. For 2016, UGA accrued aggregate management fees of $442,079.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2016, by the directors of USCF. UGA’s portion of the aggregate fees paid to the directors for the year ended December 31, 2016 was $4,861.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Melinda Gerber	$0	NA	NA	NA	$0	$0	$0
John P. Love	$0	NA	NA	NA	$0	$0	$0
Andrew F Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$100,000	NA	NA	NA	$0	$0	$100,000
Malcolm R. Fobes III(1)	$120,000	NA	NA	NA	$0	$0	$120,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to UGA by its independent auditors for the last two fiscal years are as follows:

	2016	2015
Audit fees	$45,000	$45,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
	$45,000	$45,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(10)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(3)	Initial Authorized Participant Agreement.
10.2(4)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.3(5)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.4(6)	Custodian Agreement.
10.5(7)	Amendment Agreement to the Custodian Agreement.
10.6(8)	Second Amendment Agreement to the Custodian Agreement.
10.7(6)	Administrative Agency Agreement.
10.8(7)	Amendment Agreement to the Administrative Agency Agreement.

10.9(8)	Second Amendment Agreement to the Administrative Agency Agreement.
10.10(9)	Marketing Agent Agreement.
10.11(6)	Amendment Agreement to the Marketing Agent Agreement.
10.12(8)	Second Amendment Agreement to the Marketing Agent Agreement.
10.13(2)	Third Amendment Agreement to the Marketing Agent Agreement.
14.1(10)	Code of Ethics.
31.1(11)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(11)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1(11)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(11)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(6)	Customer Agreement for Futures Contracts.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-142206) filed on April 18, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 13, 2013.
(3)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142206) filed on January 11, 2008.
(4)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333- 162717) filed on October 28, 2009.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(11)	Filed herewith.

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

Date: March 10, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 10, 2017
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 10, 2017
John P. Love

/s/ Andrew F Ngim	Management Director	March 10, 2017
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 10, 2017
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 10, 2017
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 10, 2017
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 10, 2017
Malcolm R. Fobes III

