Form 10-Q
period 2017-06-30
United States Gasoline Fund, LP
filed 2017-08-07
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 2,350,000 outstanding shares as of August 2, 2017.

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$53,428,459	$64,219,425
Equity in trading accounts:
Cash and cash equivalents	6,932,752	2,277,668
Unrealized gain (loss) on open commodity futures contracts	2,649,788	3,980,138
Receivable from General Partner (Note 3)	125,145	269,909
Dividends receivable	2,128	2,915
Directors' fees and insurance receivable	1,126	–
Prepaid registration fees	8,622	31,658

Total assets	$63,148,020	$70,781,713

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$29,693	$34,123
Professional fees payable	62,325	155,334
Brokerage commissions payable	2,963	4,513
Directors' fees and insurance payable	–	446
License fees payable	1,686	2,733

Total liabilities	96,667	197,149

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	63,051,353	70,584,564
Total Partners' Capital	63,051,353	70,584,564

Total liabilities and partners' capital	$63,148,020	$70,781,713

Limited Partners' shares outstanding	2,600,000	2,250,000
Net asset value per share	$24.25	$31.37
Market value per share	$24.25	$31.32

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2017 contracts, expiring July 2017*	992	$2,649,788	4.20

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$2,000,000	$1,999,829	3.17
0.59%, 7/13/2017	2,000,000	1,999,610	3.17
0.61%, 7/20/2017	2,000,000	1,999,361	3.17
0.60%, 7/27/2017	2,000,000	1,999,141	3.17
0.63%, 8/03/2017	2,000,000	1,998,854	3.17
0.61%, 8/10/2017	3,000,000	2,997,967	4.75
0.65%, 8/17/2017	3,000,000	2,997,454	4.75
0.67%, 8/24/2017	2,000,000	1,997,990	3.17
0.76%, 8/31/2017	2,000,000	1,997,441	3.17
0.84%, 9/07/2017	2,000,000	1,996,827	3.17
0.86%, 9/14/2017	2,000,000	1,996,417	3.17
0.87%, 9/21/2017	2,000,000	1,996,037	3.17
0.89%, 9/28/2017	2,000,000	1,995,599	3.17
0.90%, 10/05/2017	2,000,000	1,995,227	3.16
0.92%, 10/12/2017	2,000,000	1,994,764	3.16
0.91%, 10/19/2017	2,000,000	1,994,469	3.16
0.95%, 10/26/2017	2,000,000	1,993,825	3.16
0.97%, 11/02/2017	1,000,000	996,676	1.58
1.01%, 11/09/2017	1,000,000	996,343	1.58
0.98%, 11/16/2017	1,000,000	996,243	1.58
1.05%, 11/24/2017	2,000,000	1,991,524	3.16
1.05%, 11/30/2017	1,000,000	995,588	1.58
1.08%, 12/07/2017	2,000,000	1,990,548	3.16
1.09%, 12/14/2017	2,000,000	1,990,040	3.16
1.11%, 12/21/2017	2,000,000	1,989,428	3.16
1.10%, 12/28/2017	3,000,000	2,983,575	4.73
Total Treasury Obligations		50,880,777	80.70

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	3,000,000	3,000,000	4.76
Goldman Sachs Financial Square Funds - Government Fund - Class FS	500,000	500,000	0.79
Total Money Market Funds		3,500,000	5.55
Total Cash Equivalents		$54,380,777	86.25

* Collateral amounted to $6,932,752 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(6,221,627)	$(1,239,887)	$(14,806,629)	$(7,260,469)
Change in unrealized gain (loss) on open futures contracts	(598,971)	2,553,474	(1,330,350)	541,208
Dividend income	8,029	15,286	19,626	29,010
Interest income	100,479	54,750	173,289	90,340
ETF transaction fees	1,050	2,450	1,400	5,600

Total income (loss)	(6,711,040)	1,386,073	(15,942,664)	(6,594,311)

Expenses
General Partner management fees (Note 3)	91,198	126,414	186,463	234,133
Professional fees	35,100	47,271	104,850	94,542
Brokerage commissions	18,386	25,577	35,194	54,029
Directors' fees and insurance	1,949	3,774	4,018	5,983
License fees	2,280	3,161	4,662	5,854
Registration fees	11,582	11,581	23,036	23,163

Total expenses	160,495	217,778	358,223	417,704

Expense waiver (Note 3)	(46,498)	(58,482)	(125,145)	(125,037)

Net expenses	113,997	159,296	233,078	292,667

Net income (loss)	$(6,825,037)	$1,226,777	$(16,175,742)	$(6,886,978)
Net income (loss) per limited partnership share	$(3.01)	$0.31	$(7.12)	$(3.34)
Net income (loss) per weighted average limited partnership share	$(2.83)	$0.39	$(6.88)	$(2.27)
Weighted average limited partnership shares outstanding	2,414,286	3,130,769	2,351,105	3,029,670

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$70,584,564	$70,584,564
Addition of 350,000 partnership shares	–	8,642,531	8,642,531
Net income (loss)	–	(16,175,742)	(16,175,742)

Balances, at June 30, 2017	$–	$63,051,353	$63,051,353

Net Asset Value Per Share:
At December 31, 2016			$31.37
At June 30, 2017			$24.25

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(16,175,742)	$(6,886,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(4,655,084)	888,639
Unrealized (gain) loss on open futures contracts	1,330,350	(541,208)
(Increase) decrease in receivable from General Partner	144,764	99,528
(Increase) decrease in dividends receivable	787	(4,686)
(Increase) decrease in directors' fees and insurance receivable	(1,126)	(607)
(Increase) decrease in prepaid registration fees	23,036	23,163
(Increase) decrease in ETF transaction fees receivable	–	(350)
Increase (decrease) in General Partner management fees payable	(4,430)	2,409
Increase (decrease) in professional fees payable	(93,009)	(78,175)
Increase (decrease) in brokerage commissions payable	(1,550)	–
Increase (decrease) in directors' fees and insurance payable	(446)	–
Increase (decrease) in license fees payable	(1,047)	467
Net cash provided by (used in) operating activities	(19,433,497)	(6,497,798)

Cash Flows from Financing Activities:
Addition of partnership shares	8,642,531	15,295,948
Redemption of partnership shares	–	(8,097,198)
Net cash provided by (used in) financing activities	8,642,531	7,198,750

Net Increase (Decrease) in Cash and Cash Equivalents	(10,790,966)	700,952

Cash and Cash Equivalents, beginning of period	64,219,425	64,443,016
Cash and Cash Equivalents, end of period	$53,428,459	$65,143,968

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of June 30, 2017, UGA held 992 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund which are currently in registration and have not commenced operations and the United States 3X Oil Fund and the United States 3X Short Oil Fund which were in registration as of June 30, 2017 and commenced operations on July 20, 2017.  The funds that are series of the USCF Funds Trust are not included in the Related Public Funds.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2017, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2017 and 2016, UGA incurred $23,036 and $23,163, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2017 and 2016, UGA incurred $4,662 and $5,854, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $165,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders in any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF paid certain expenses typically borne by UGA, on a discretionary basis where expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2017, USCF waived $125,145 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements below.

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

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$35,194	$54,029
Total commissions as an annualized percentage of average net assets	0.11%	0.14%
Commissions accrued as a result of rebalancing	$34,757	$52,389
Percentage of commissions accrued as a result of rebalancing	98.76%	96.96%
Commissions accrued as a result of creation and redemption activity	$437	$1,640
Percentage of commissions accrued as a result of creation and redemption activity	1.24%	3.04%

The decrease in the total commissions accrued to brokers for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of UGA’s smaller size in terms of average net assets.

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

All of the futures contracts held by UGA through June 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2017 and December 31, 2016, UGA held investments in money market funds in the amounts of $3,500,000 and $10,000,000, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2017 and December 31, 2016, UGA held cash deposits and investments in Treasuries in the amounts of $56,861,211 and $56,497,093, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$31.37	$29.30
Total income (loss)	(7.02)	(3.24)
Net expenses	(0.10)	(0.10)
Net increase (decrease) in net asset value	(7.12)	(3.34)
Net asset value, end of period	$24.25	$25.96

Total Return	(22.70)%	(11.40)%

Ratios to Average Net Assets
Total income (loss)	(25.44)%	(8.40)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.55%	0.47%
Expenses waived*	(0.40)%	(0.32)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(25.81)%	(8.78)%

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

The following table summarizes the valuation of UGA’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$54,380,777	$54,380,777	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,649,788	2,649,788	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$50,939,944	$50,939,944	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,980,138	3,980,138	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$2,649,788	$3,980,138

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(14,806,629)		$(7,260,469)

	Change in unrealized gain (loss) on open contracts		$(1,330,350)		$541,208

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2017, UGA held 992 futures contracts for gasoline traded on the NYMEX. As of June 30, 2017, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2017, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2017, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts as well as swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”) and other European laws and regulations. Such laws and regulations impose requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UGA may be impacted by European laws and regulations to the extent that it engages in derivatives transactions with European entities. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact UGA if it were to engage in OTC swaps with non-U.S. persons.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2017. The price of the Benchmark Futures Contract started the period at $1.671 per gallon. Prices hit a peak on February 15, 2017, of $1.766 per gallon. The low for the period was on June 21, 2017 when the prices dropped to $1.404 per gallon. The period ended with the Benchmark Futures Contract at $1.514 per gallon, down approximately (9.41)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $31.37 and ended the period at $24.25 on June 30, 2017, a decrease of approximately (22.70)% over the period. UGA’s per share NAV reached its high for the period on January 4, 2017 at $30.90 and reached its low for the period on June 21, 2017 at $22.49. The Benchmark Futures Contract prices listed above began with the February 2017 contracts and ended with the August 2017 contracts. The decrease of approximately (9.41)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2017, the gasoline futures market exhibited a higher than normal contango. The gasoline futures market has exhibited a pattern in which the contracts are primarily in a state of contango during the second quarter of the year and primarily in a state of backwardation for the remainder of the year. In 2016, the period of contango lasted much longer than normal, albeit at a minimal level, before flipping into backwardation at the end of July. During periods of contango, the price of the near month gasoline Futures Contract is typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline Futures Contract is typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of June 30, 2017, UGA had issued 13,250,000 shares, 2,600,000 of which were outstanding. As of June 30, 2017, there were 66,750,000 shares registered but not yet issued.

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

As of June 30, 2017, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$62,669,426	$78,473,230
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$192,915	$119,350
Annualized yield based on average daily total net assets	0.62%	0.31%
Management fee	$186,463	$234,133
Total fees and other expenses excluding management fees	$171,760	$183,571
Fees and expenses related to the registration or offering of additional shares	$23,036	$23,163
Total amount of the expense waiver	$125,145	$125,037
Expenses before allowance for the expense waiver	$358,223	$417,704
Expenses after allowance for the expense waiver	$233,078	$292,667
Total commissions accrued to brokers	$35,194	$54,029
Total commissions as annualized percentage of average total net assets	0.11%	0.14%
Commissions accrued as a result of rebalancing	$34,757	$52,389
Percentage of commissions accrued as a result of rebalancing	98.76%	96.96%
Commissions accrued as a result of creation and redemption activity	$437	$1,640
Percentage of commissions accrued as a result of creation and redemption activity	1.24%	3.04%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The decrease in total fees and expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due to a decrease in professional fees.

The decrease in the total commissions accrued to brokers by UGA for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of UGA’s smaller size in terms of average net assets.

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$60,966,011	$84,739,202
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$108,508	$70,036
Annualized yield based on average daily total net assets	0.71%	0.33%
Management fee	$91,198	$126,414
Total fees and other expenses excluding management fees	$69,297	$91,364
Fees and expenses related to the registration or offering of additional shares	$11,582	$11,581
Total amount of the expense waiver	$46,498	$58,482
Expenses before allowance for the expense waiver	$160,495	$217,778
Expenses after allowance for the expense waiver	$113,997	$159,296
Total commissions accrued to brokers	$18,386	$25,577
Total commissions as annualized percentage of average total net assets	0.12%	0.12%
Commissions accrued as a result of rebalancing	$18,020	$24,851
Percentage of commissions accrued as a result of rebalancing	98.01%	97.16%
Commissions accrued as a result of creation and redemption activity	$366	$726
Percentage of commissions accrued as a result of creation and redemption activity	1.99%	2.84%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by UGA as a percentage of average total net assets was higher during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The decrease in total fees and expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due to a decrease in professional fees.

The decrease in the total commissions accrued to brokers by UGA for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of UGA’s smaller size in terms of average net assets.

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

For the 30-valuation days ended June 30, 2017, the simple average daily change in the Benchmark Futures Contract was (0.1676)%, while the simple average daily change in the per share NAV of UGA over the same time period was (0.1682)%. The average daily difference was (0.0006)% (or (0.06) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.864%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2017, the simple average daily change in the Benchmark Futures Contract was (0.0025)% while the simple average daily change in the per share NAV of UGA over the same time period was (0.0050)%. The average daily difference was (0.0025)% (or (0.25) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.775)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2017. The second graph measures monthly changes from June 30, 2012 through June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of UGA as measured by changes in its per share NAV was (22.70)%. This is based on an initial per share NAV of $31.37 as of December 31, 2016 and ending per share NAV as of June 30, 2017 of $24.25. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $24.26 as of June 30, 2017, for a total return over the relevant time period of (22.66)%. The difference between the actual per share NAV total return of UGA of (22.70)% and the expected total return based on the Benchmark Futures Contract of (22.66)% was an error over the time period of (0.04)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2016, the actual total return of UGA as measured by changes in its per share NAV was (11.40)%. This was based on an initial per share NAV of $29.30 as of December 31, 2015 and ending per share NAV as of June 30, 2016 of $25.96. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $26.02 as of June 30, 2016, for a total return over the relevant time period of (11.19)%. The difference between the actual per share NAV total return of UGA of (11.40)% and the expected total return based on the Benchmark Futures Contract of (11.19)% was an error over the time period of (0.21)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UGA will continue to be higher than interest earned by UGA. As such, USCF anticipates that UGA will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2017, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

 * PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10 year period between June 30, 2007 and June 30, 2017. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2016 and held to June 30, 2017 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (22.70)%, while the spot price of gasoline for immediate delivery during the same period decreased by (9.41)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2015 and held to June 30, 2016 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (11.40)%, while the spot price of gasoline for immediate delivery during the same period increased by 18.10% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2017, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that excess supply of crude oil, the input product for gasoline, resulted in declining prices for the first few weeks of the year. Subsequently, hopes that supply was peaking and would start declining later in 2017 combined with forecasts for demand growth may lead the price to rise until early June. Subsequently, prices have fallen somewhat and fluctuated in a tighter range than the first half of last year as investors weigh declining inventories against various views regarding prospects for future supply and demand growth.

Crude Oil Market. During the six months ended June 30, 2017, crude oil prices were impacted by several factors. OPEC’s decision to cut production in late 2016 led to a recovery in prices through February of 2017. This spring saw increased concerns about the rapid and consistent response of increased U.S. shale oil production, concerns that OPEC was unable to mitigate when it voted to extend production quotas into 2018. Prices fell on these concerns through the end of the quarter. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April 2017, when it reached 535 million barrels, just shy of the all-time record set in 1929. U.S. inventory then began a seasonal decline that lasted through the remainder of the spring and into early summer. However, storage remained elevated relative to previous years. Additionally, demand for crude has been lower than more bullish forecasts, with U.S. gasoline demand for the summer driving season lower than expected. United States crude oil prices finished the second quarter of 2017 approximately (14.30)% lower than at the beginning of the year. Some data indicates that global inventories are falling and that meaningful declines (other than seasonal) should begin to become apparent in U.S. supply. However, should U.S. supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East or a tapering of U.S. supply growth would likely have the opposite effect.

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

For the ten-year time period between June 30, 2007 and June 30, 2017, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

Correlation Matrix June 30, 2007 – June 30, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.283)	0.964	0.462	0.439	0.097	0.472
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.254)	(0.376)	(0.330)	(0.048)	(0.392)
Global Equities (FTSE World Index)			1.000	0.519	0.483	0.147	0.514
Crude Oil				1.000	0.816	0.310	0.767
Diesel-Heating Oil					1.000	0.292	0.754
Natural Gas						1.000	0.167
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2017, gasoline was strongly correlated to movements in crude oil and diesel-heating oil, somewhat correlated with natural gas, and somewhat inversely correlated with large cap U.S. equities, U.S. government bonds and global equities.

Correlation Matrix 12 Months ended June 30, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.082)	0.815	(0.076)	(0.224)	(0.249)	(0.250)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.423	(0.307)	(0.314)	(0.395)	(0.132)
Global Equities (FTSE World Index)			1.000	(0.321)	(0.444)	(0.370)	(0.299)
Crude Oil				1.000	0.950	0.141	0.596
Diesel-Heating Oil					1.000	0.278	0.748
Natural Gas						1.000	0.567
Unleaded Gasoline							1.000

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

Liquidity and Capital Resources

UGA has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UGA has met, and it is anticipated that UGA will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UGA’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2017, UGA’s expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2017, UGA used other assets to pay expenses, which could cause a decrease in UGA’s NAV over time. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2017, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of June 30, 2017, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $60,361,211 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2017, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of June 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2017, UGA’s portfolio consisted of 992 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of June 30, 2017, UGA did not hold any Futures Contracts traded on ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2017, UGA limited its OTC activities to EFRP transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 0 baskets (comprising 0 shares) during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	—	N/A
5/1/17 to 5/31/17	—	N/A
6/1/17 to 6/30/17	—	N/A
Total	—

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Date: August 7, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2017

