Form 10-Q
period 2018-06-30
United States Gasoline Fund, LP
filed 2018-08-08
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,300,000 outstanding shares as of August 6, 2018.

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $40,390,062 and $41,233,887, respectively) (Notes 2 and 5)	$40,390,062	$41,233,887
Equity in trading accounts:
Cash and cash equivalents (at cost $3,988,683 and $3,992,699, respectively)	3,988,683	3,992,699
Unrealized gain (loss) on open commodity futures contracts	3,035,617	3,298,768
Receivable from General Partner (Note 3)	110,231	231,179
Dividends receivable	6,366	1,962
Interest receivable	637	994
Directors' fees and insurance receivable	1,200	—

Total assets	$47,532,796	$48,759,489

Liabilities and Partners' Capital
Payable due to Broker	$655,833	$496,140
General Partner management fees payable (Note 3)	23,374	25,039
Professional fees payable	91,817	170,701
Brokerage commissions payable	1,713	2,963
Directors' fees and insurance payable	—	541
License fees payable	1,189	1,378
Registration fees payable	37,831	14,795

Total liabilities	811,757	711,557

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	46,721,039	48,047,932
Total Partners' Capital	46,721,039	48,047,932

Total liabilities and partners' capital	$47,532,796	$48,759,489

Limited Partners' shares outstanding	1,350,000	1,500,000
Net asset value per share	$34.61	$32.03
Market value per share	$34.51	$31.85

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2018 contracts, expiring July 2018*	$43,675,540	517	$3,035,617	6.50

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/05/2018	$2,000,000	$1,999,656	4.28
1.56%, 7/12/2018	2,000,000	1,999,053	4.28
1.60%, 7/19/2018	2,000,000	1,998,410	4.28
1.61%, 7/26/2018	2,000,000	1,997,785	4.28
1.63%, 8/02/2018	2,000,000	1,997,120	4.27
1.71%, 8/09/2018	2,000,000	1,996,327	4.27
1.77%, 8/16/2018	1,000,000	997,757	2.14
1.82%, 8/23/2018	2,000,000	1,994,700	4.27
1.82%, 8/30/2018	2,000,000	1,993,983	4.27
1.85%, 9/06/2018	1,000,000	996,594	2.13
1.90%, 9/13/2018	2,000,000	1,992,251	4.26
1.92%, 9/20/2018	1,000,000	995,714	2.13
1.90%, 9/27/2018	1,000,000	995,410	2.13
1.87%, 10/04/2018	1,000,000	995,105	2.13
1.90%, 10/11/2018	2,000,000	1,989,347	4.26
1.97%, 10/18/2018	1,000,000	994,096	2.13
2.00%, 10/25/2018	1,000,000	993,620	2.13
2.00%, 11/01/2018	1,000,000	993,235	2.13
2.03%, 11/08/2018	1,000,000	992,760	2.12
2.05%, 11/15/2018	1,000,000	992,275	2.12
2.07%, 11/23/2018	2,000,000	1,983,486	4.25
2.05%, 11/29/2018	2,000,000	1,983,012	4.24
2.09%, 12/06/2018	2,000,000	1,981,830	4.24
2.06%, 12/13/2018	2,000,000	1,981,300	4.24
2.09%, 12/20/2018	1,000,000	990,110	2.12
2.07%, 12/27/2018	1,000,000	989,807	2.12
Total Treasury Obligations		39,814,743	85.22

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,800,000	1,800,000	3.85
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,500,000	1,500,000	3.21
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,000,000	1,000,000	2.14
Total Money Market Funds		4,300,000	9.20
Total Cash Equivalents		$44,114,743	94.42

*       Collateral amounted to $3,988,683 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,694,557	$(6,221,627)	$3,313,300	$(14,806,629)
Change in unrealized gain (loss) on open futures contracts	1,043,091	(598,971)	(263,151)	(1,330,350)
Dividend income	13,947	8,029	21,923	19,626
Interest income*	179,312	100,479	328,885	173,289
ETF transaction fees	1,750	1,050	2,800	1,400

Total income (loss)	2,932,657	(6,711,040)	3,403,757	(15,942,664)

Expenses
General Partner management fees (Note 3)	70,413	91,198	139,347	186,463
Professional fees	38,522	35,100	83,370	104,850
Brokerage commissions	10,969	18,386	21,453	35,194
Directors' fees and insurance	1,967	1,949	3,725	4,018
License fees	1,761	2,280	3,484	4,662
Registration fees	11,582	11,582	23,036	23,036

Total expenses	135,214	160,495	274,415	358,223

Expense waiver (Note 3)	(47,226)	(46,498)	(100,231)	(125,145)

Net expenses	87,988	113,997	174,184	233,078

Net income (loss)	$2,844,669	$(6,825,037)	$3,229,573	$(16,175,742)
Net income (loss) per limited partnership share	$2.34	$(3.01)	$2.58	$(7.12)
Net income (loss) per weighted average limited partnership share	$2.03	$(2.83)	$2.26	$(6.88)
Weighted average limited partnership shares outstanding	1,400,000	2,414,286	1,429,558	2,351,105

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$48,047,932	$48,047,932
Addition of 150,000 partnership shares	—	5,291,751	5,291,751
Redemption of 300,000 partnership shares	—	(9,848,217)	(9,848,217)
Net income (loss)	—	3,229,573	3,229,573

Balances, at June 30, 2018	$—	$46,721,039	$46,721,039

Net Asset Value Per Share:
At December 31, 2017			$32.03
At June 30, 2018			$34.61

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$3,229,573	$(16,175,742)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	263,151	1,330,350
(Increase) decrease in receivable from General Partner	120,948	144,764
(Increase) decrease in dividends receivable	(4,404)	787
(Increase) decrease in interest receivable	357	—
(Increase) decrease in directors' fees and insurance receivable	(1,200)	(1,126)
(Increase) decrease in prepaid registration fees	—	23,036
Increase (decrease) in payable due to Broker	159,693	—
Increase (decrease) in General Partner management fees payable	(1,665)	(4,430)
Increase (decrease) in professional fees payable	(78,884)	(93,009)
Increase (decrease) in brokerage commissions payable	(1,250)	(1,550)
Increase (decrease) in directors' fees and insurance payable	(541)	(446)
Increase (decrease) in license fees payable	(189)	(1,047)
Increase (decrease) in registration fees payable	23,036	—
Net cash provided by (used in) operating activities	3,708,625	(14,778,413)

Cash Flows from Financing Activities:
Addition of partnership shares	5,291,751	8,642,531
Redemption of partnership shares	(9,848,217)	—
Net cash provided by (used in) financing activities	(4,556,466)	8,642,531

Net Increase (Decrease) in Cash and Cash Equivalents	(847,841)	(6,135,882)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	45,226,586	66,497,093
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$44,378,745	$60,361,211

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$40,390,062	$53,428,459
Equity in Trading Accounts:
Cash and Cash Equivalents	3,988,683	6,932,752
Total Cash, Cash Equivalents and Equity in Trading Accounts	$44,378,745	$60,361,211

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of June 30, 2018, UGA held 517 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2018, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2018.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2018 and 2017, UGA incurred $23,036 and $23,036, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $7,900 for UGA and, in the aggregate for UGA and the Related Public Funds, $536,200.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2018 and 2017, UGA incurred $3,484 and $4,662, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA's audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $170,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2018, USCF waived $100,231 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total commissions accrued to brokers	$21,453	$35,194
Total commissions as annualized percentage of average total net assets	0.09%	0.11%
Commissions accrued as a result of rebalancing	$20,945	$34,757
Percentage of commissions accrued as a result of rebalancing	97.63%	98.76%
Commissions accrued as a result of creation and redemption activity	$508	$437
Percentage of commissions accrued as a result of creation and redemption activity	2.37%	1.24%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of gasoline futures contracts being held and traded.

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

All of the futures contracts held by UGA through June 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA's cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2018 and December 31, 2017, UGA held investments in money market funds in the amounts of $4,300,000 and $2,500,000, respectively. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2018 and December 31, 2017, UGA held cash deposits and investments in Treasuries in the amounts of $40,078,745 and $42,726,586, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$32.03	$31.37
Total income (loss)	2.70	(7.02)
Net expenses	(0.12)	(0.10)
Net increase (decrease) in net asset value	2.58	(7.12)
Net asset value, end of period	$34.61	$24.25

Total Return	8.05%	(22.70)%

Ratios to Average Net Assets
Total income (loss)	7.27%	(25.44)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.58%	0.55%
Expenses waived*	(0.43)%	(0.40)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	6.90%	(25.81)%

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

The following table summarizes the valuation of UGA’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$44,114,743	$44,114,743	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,035,617	3,035,617	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$44,376,485	$44,376,485	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,298,768	3,298,768	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$3,035,617	$3,298,768

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2018		For the six months ended June 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$3,313,300		$(14,806,629)

	Change in unrealized gain (loss) on open positions		$(263,151)		$(1,330,350)

NOTE 8 — SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than as disclosed below:

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust, of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice regarding the liquidation sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.  Each of the filings are also available on USCF’s website at www.uscfinvestments.com.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2018, UGA held 517 futures contracts for gasoline traded on the NYMEX. As of June 30, 2018, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2018, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2018, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UGA enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UGA to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UGA's FCM.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UGA. A portion of UGA's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UGA does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UGA invests in other types of MMFs besides government MMFs in the future, UGA could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2018. The price of the Benchmark Futures Contract started the period at $1.7958 per gallon. The high of the period was on May 22, 2018 when the price reached $2.2636 per gallon. The low of the period was on February 12, 2018 when the price dropped to $1.6785 per gallon. The period ended with the Benchmark Futures Contract at $2.1512 per gallon, an increase of approximately 19.79% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $32.03 and ended the period at $34.61 on June 30, 2018, an increase of approximately 8.05% over the period. UGA’s per share NAV reached its high for the period on May 22, 2018 at $36.17 and reached its low for the period on February 12, 2018 at $29.79. The Benchmark Futures Contract prices listed above began with the February 2018 contracts and ended with the August 2018 contracts. The increase of approximately 19.79% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA's Benchmark.”

During the six months ended June 30, 2018, the gasoline futures market began the year in contango and flipped to backwardation in the spring. During periods of backwardation, the price of the near month gasoline Futures Contract is typically higher than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market is in contango, the price of the near month gasoline Futures Contract is typically lower than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of June 30, 2018, UGA had issued 14,200,000 shares, 1,350,000 of which were outstanding. As of June 30, 2018, there were 65,800,000 shares registered but not yet issued.

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

As of June 30, 2018, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Average daily total net assets	$46,833,982	$62,669,426
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$350,808	$192,915
Annualized yield based on average daily total net assets	1.51%	0.62%
Management fee	$139,347	$186,463
Total fees and other expenses excluding management fees	$135,068	$171,760
Fees and expenses related to the registration or offering of additional shares	$23,036	$23,036
Total amount of the expense waiver	$100,231	$125,145
Expenses before allowance for the expense waiver	$274,415	$358,223
Expenses after allowance for the expense waiver	$174,184	$233,078
Total commissions accrued to brokers	$21,453	$35,194
Total commissions as annualized percentage of average total net assets	0.09%	0.11%
Commissions accrued as a result of rebalancing	$20,945	$34,757
Percentage of commissions accrued as a result of rebalancing	97.63%	98.76%
Commissions accrued as a result of creation and redemption activity	$508	$437
Percentage of commissions accrued as a result of creation and redemption activity	2.37%	1.24%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was due primarily to UGA’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Average daily total net assets	$47,071,165	$60,966,011
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$193,259	$108,508
Annualized yield based on average daily total net assets	1.65%	0.71%
Management fee	$70,413	$91,198
Total fees and other expenses excluding management fees	$64,801	$69,297
Fees and expenses related to the registration or offering of additional shares	$11,582	$11,582
Total amount of the expense waiver	$47,226	$46,498
Expenses before allowance for the expense waiver	$135,214	$160,495
Expenses after allowance for the expense waiver	$87,988	$113,997
Total commissions accrued to brokers	$10,969	$18,386
Total commissions as annualized percentage of average total net assets	0.09%	0.12%
Commissions accrued as a result of rebalancing	$10,599	$18,020
Percentage of commissions accrued as a result of rebalancing	96.63%	98.01%
Commissions accrued as a result of creation and redemption activity	$370	$366
Percentage of commissions accrued as a result of creation and redemption activity	3.37%	1.99%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was due primarily to UGA’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2018, the simple average daily change in the Benchmark Futures Contract was (0.103)%, while the simple average daily change in the per share NAV of UGA over the same time period was (0.100)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.928%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2018, the simple average daily change in the Benchmark Futures Contract was 0.012%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.010%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.650)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2018. The second graph measures monthly changes since June 30, 2013 through June 30, 2018.

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

For the six months ended June 30, 2018, the actual total return of UGA as measured by changes in its per share NAV was 8.05%. This is based on an initial per share NAV of $32.03 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $34.61. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $34.48 as of June 30, 2018, for a total return over the relevant time period of 7.65%. The difference between the actual per share NAV total return of UGA of 8.05% and the expected total return based on the Benchmark Futures Contract of 7.65% was an error over the time period of 0.40%, which is to say that UGA’s actual total return outperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2017, the actual total return of UGA as measured by changes in its per share NAV was (22.70)%. This was based on an initial per share NAV of $31.37 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $24.25. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $24.26 as of June 30, 2017, for a total return over the relevant time period of (22.66)%. The difference between the actual per share NAV total return of UGA of (22.70)% and the expected total return based on the Benchmark Futures Contract of (22.66)% was an error over the time period of (0.04)%, which is to say that UGA’s actual total return underperformed the benchmark result by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA's ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA's attempt to track the Benchmark Futures Contract over time.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to UGA's NAV. When this income exceeds the level of UGA's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. As such, USCF anticipates that UGA may continue to outperform its benchmark as interest earned continues to exceed the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2018, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2008 and June 30, 2018. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2017 and held June 30, 2018 increased based upon the changes in the NAV for UGA shares on those days, by approximately 8.05%, while the spot price of gasoline for immediate delivery during the same period increased by 19.79% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2016 and held to June 30, 2017 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (22.70)%, while the spot price of gasoline for immediate delivery during the same period decreased by (9.41)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2018, the price of unleaded gasoline in the United States was impacted by several factors. In particular, the reduction of surplus crude oil supplies, the input product for gasoline, resulted in increasing prices. Gasoline prices traded in a range between $1.68 and $2.26, and ended the quarter at $2.15, a gain of 19.796%.

Crude Oil Market. During the six months ended June 30, 2018, crude oil prices traded in a range between $59.03 to $74.15. Crude continued a bull-run that began in June of 2017 and is up 61.06% over the past year. Crude has returned more than 90% since multi-year lows were reached in early 2016. As of quarter-end, U.S. crude storage was 17% lower than a year ago, and near 22% below the near-all-time high set last year. Storage has also fallen below the five-year average level. During the second quarter of 2018, bullish sentiment was driven by ongoing OPEC restraint, which was exacerbated by unintentionally high compliance. Enthusiasm was not even curtailed by U.S. crude oil production reaching a record 10.9 million barrels per day. As the second quarter drew to a close, OPEC agreed to bring compliance back down to 100% (essentially meaning Saudi Arabia agreed to pump more oil to tamp down on runaway prices which could have continued to accelerate as a result of sanctions on Iran and the ongoing disaster in Venezuela). A backwardated market has helped futures traders with a roll yield exceeding 1%. Looking ahead, expected demand growth remains strong for the moment. However, uncertainties about trade conflicts could lead to temporary dislocations in supply and demand, and, should trade conflicts last a protracted amount of time, then global economic growth is likely to be impacted, which would negatively impact demand for energy. Longer term, many analysts are concerned that the severe reductions in capital expenditures on exploration and production over the past three years could lead to a shortage of crude oil in the near future.

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

For the ten-year time period between June 30, 2008 and June 30, 2018, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
June 30, 2008 – June 30, 2018*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.249)	0.966	0.507	0.478	0.127	0.458
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.220)	(0.381)	(0.325)	(0.027)	(0.323)
Global Equities (FTSE World Index)			1.000	0.547	0.507	0.152	0.491
Crude Oil				1.000	0.802	0.234	0.691
Diesel-Heating Oil					1.000	0.236	0.723
Natural Gas						1.000	0.135
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2018, gasoline was moderately correlated to movements in U.S. government bonds, diesel-heating oil and natural gas, displayed no correlation with large cap U.S. equities, and global equities, and limited inverse correlation with crude oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
12 Months ended June 30, 2018*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.343)	0.945	0.465	0.167	0.291	(0.042)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.407)	(0.337)	0.415	0.379	0.592
Global Equities (FTSE World Index)			1.000	0.601	0.339	0.168	0.029
Crude Oil				1.000	0.517	(0.175)	(0.133)
Diesel-Heating Oil					1.000	0.129	0.510
Natural Gas						1.000	0.309
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA's account at its custodian bank and in Treasuries at the FCM. Income received from UGA's investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2018, UGA's expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2018, UGA did not use other assets to pay expenses, which could have caused a decrease in UGA's NAV over time. To the extent expenses exceed income, UGA's NAV will be negatively impacted.

UGA's investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2018, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of June 30, 2018, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $44,378,745 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2018, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA's financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of June 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2018, UGA's portfolio consisted of 517 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of June 30, 2018, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA's current holdings, please see UGA's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2018, UGA limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  Not applicable.

(c)  UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 4 baskets (comprising 200,000 shares) during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	100,000	$32.71
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	100,000	$32.35
Total	200,000

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

Date: August 8, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2018

