Form 10-Q
period 2019-03-31
United States Gasoline Fund, LP
filed 2019-05-14
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Gasoline Fund, LP	UGA	NYSE Arca, Inc.

The registrant had 1,350,000 outstanding shares as of May 10, 2019.

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $36,813,292 and $27,466,999, respectively) (Notes 2 and 5)	$36,813,292	$27,466,999
Equity in trading accounts:
Cash and cash equivalents (at cost $3,968,384 and $6,786,120, respectively)	3,968,384	6,786,120
Unrealized gain (loss) on open commodity futures contracts	812,154	(2,388,695)
Receivable from General Partner (Note 3)	220,666	188,173
Dividends receivable	32,166	—
Interest receivable	2,351	802

Total assets	$41,849,013	$32,053,399

Liabilities and Partners' Capital
Payable due to Broker	$400,369	$—
General Partner management fees payable (Note 3)	19,429	15,836
Professional fees payable	154,321	204,679
Brokerage commissions payable	1,353	1,353
Directors' fees and insurance payable	1,215	274
License fees payable	909	808

Total liabilities	577,596	222,950

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	41,271,417	31,830,449
Total Partners' Capital	41,271,417	31,830,449

Total liabilities and partners' capital	$41,849,013	$32,053,399

Limited Partners' shares outstanding	1,400,000	1,400,000
Net asset value per share	$29.48	$22.74
Market value per share	$29.38	$22.91

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2019

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2019 contracts, expiring April 2019*	$40,459,776	522	$812,154	1.97

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.37%, 4/04/2019	$1,000,000	$999,805	2.42
2.41%, 4/11/2019	2,000,000	1,998,675	4.84
2.42%, 4/18/2019	1,000,000	998,869	2.42
2.43%, 4/25/2019	1,000,000	998,400	2.42
2.46%, 5/02/2019	1,000,000	997,912	2.42
2.50%, 5/23/2019	2,000,000	1,992,879	4.83
2.51%, 6/06/2019	1,000,000	995,462	2.41
2.51%, 6/13/2019	1,000,000	994,971	2.41
2.48%, 7/11/2019	1,000,000	993,119	2.41
2.47%, 7/18/2019	1,000,000	992,680	2.41
2.47%, 7/25/2019	2,000,000	1,984,411	4.81
2.48%, 8/01/2019	1,000,000	991,697	2.40
2.46%, 8/08/2019	1,000,000	991,293	2.40
2.47%, 8/15/2019	1,000,000	990,782	2.40
2.47%, 8/22/2019	2,000,000	1,980,655	4.80
2.48%, 8/29/2019	1,000,000	989,792	2.40
2.48%, 9/05/2019	1,000,000	989,315	2.40
2.48%, 9/12/2019	2,000,000	1,977,723	4.79
2.46%, 9/19/2019	1,000,000	988,458	2.39
Total Treasury Obligations		23,846,898	57.78

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	8,000,000	8,000,000	19.39
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	7,000,000	7,000,000	16.96
Total Money Market Funds		15,000,000	36.35
Total Cash Equivalents		$38,846,898	94.13

*	Collateral amounted to $3,968,384 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three months ended March 31, 2019	Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$6,802,984	$1,618,743
Change in unrealized gain (loss) on open futures contracts	3,200,849	(1,306,242)
Dividend income	54,572	7,976
Interest income*	163,429	149,573
ETF transaction fees	1,750	1,050

Total income (loss)	10,223,584	471,100

Expenses
General Partner management fees (Note 3)	58,681	68,934
Professional fees	31,619	44,848
Brokerage commissions	12,092	10,484
Directors' fees and insurance	1,985	1,758
License fees	1,467	1,723
Registration fees	—	11,454

Total expenses	105,844	139,201

Expense waiver (Note 3)	(32,492)	(53,005)

Net expenses	73,352	86,196

Net income (loss)	$10,150,232	$384,904
Net income (loss) per limited partnership share	$6.74	$0.24
Net income (loss) per weighted average limited partnership share	$6.74	$0.26
Weighted average limited partnership shares outstanding	1,506,111	1,459,444

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2019

	General Partner	Limited Partners	Total

Balances, at December 31, 2018	$—	$31,830,449	$31,830,449
Addition of 200,000 partnership shares	—	5,206,294	5,206,294
Redemption of 200,000 partnership shares	—	(5,915,558)	(5,915,558)
Net income (loss)	—	10,150,232	10,150,232

Balances, at March 31, 2019	$—	$41,271,417	$41,271,417

Net Asset Value Per Share:
At December 31, 2018			$22.74
At March 31, 2019			$29.48

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$10,150,232	$384,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(3,200,849)	1,306,242
(Increase) decrease in receivable from General Partner	(32,493)	(53,005)
(Increase) decrease in dividends receivable	(32,166)	(935)
(Increase) decrease in interest receivable	(1,549)	(2,162)
Increase (decrease) in payable due to Broker	400,369	(496,140)
Increase (decrease) in General Partner management fees payable	3,593	(5,072)
Increase (decrease) in professional fees payable	10,891	(35,855)
Increase (decrease) in brokerage commissions payable	—	(1,250)
Increase (decrease) in directors' fees and insurance payable	941	591
Increase (decrease) in license fees payable	101	(231)
Increase (decrease) in registration fees payable	(61,249)	11,455
Net cash provided by (used in) operating activities	7,237,821	1,108,542

Cash Flows from Financing Activities:
Addition of partnership shares	5,206,294	1,696,237
Redemption of partnership shares	(5,915,558)	(3,342,050)
Net cash provided by (used in) financing activities	(709,264)	(1,645,813)

Net Increase (Decrease) in Cash and Cash Equivalents	6,528,557	(537,271)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	34,253,119	45,226,586
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$40,781,676	$44,689,315

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$36,813,292	$38,176,808
Equity in Trading Accounts:
Cash and Cash Equivalents	3,968,384	6,512,507
Total Cash, Cash Equivalents and Equity in Trading Accounts	$40,781,676	$44,689,315

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2019 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UGA’s collateral holdings, less UGA’s expenses.

UGA’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline, nor is UGA’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2019, UGA held 522 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013.

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”) and the United States 12 Month Oil Fund, LP (“USL”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007 and “USL” on December 6, 2007, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s and USL’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than USAG, DNO and UHN, are referred to collectively herein as the “Related Public Funds.”

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2019, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2019.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2019.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. As of March 31, 2019, UGA did not incur registration fees and other offering expenses. For the three months ended March 31, 2018, UGA incurred $11,454 in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2019 are estimated to be a total of $9,600 for UGA and, in the aggregate for UGA and the Related Public Funds, $545,250.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2019 and 2018, UGA incurred $1,467 and $1,723, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA's audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $120,000 for the year ending December 31, 2019. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2019, USCF waived $32,492 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UGA entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UGA's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through RBC for UGA's account. In accordance with the agreement, RBC charges UGA commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Total commissions accrued to brokers	$12,092	$10,484
Total commissions as annualized percentage of average total net assets	0.12%	0.09%
Commissions accrued as a result of rebalancing	$11,592	$10,346
Percentage of commissions accrued as a result of rebalancing	95.87%	98.68%
Commissions accrued as a result of creation and redemption activity	$500	$138
Percentage of commissions accrued as a result of creation and redemption activity	4.13%	1.32%

The increase in total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a higher number of gasoline futures contracts being held and traded.

NYMEX Licensing Agreement

UGA and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

All of the futures contracts held by UGA through March 31, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA's cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2019, UGA held investments in money market funds in the amounts of $15,000,000. As of December 31, 2018, UGA did not hold any investments in money market funds. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2019 and December 31, 2018, UGA held cash deposits and investments in Treasuries in the amounts of $25,781,676 and $34,253,119, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2019 (Unaudited)	For the three months ended March 31, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.74	$32.03
Total income (loss)	6.79	0.30
Net expenses	(0.05)	(0.06)
Net increase (decrease) in net asset value	6.74	0.24
Net asset value, end of period	$29.48	$32.27

Total Return	29.64%	0.75%

Ratios to Average Net Assets
Total income (loss)	25.78%	1.01%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.48%	0.61%
Expenses waived*	(0.33)%	(0.46)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	25.59%	0.83%

*	Annualized.

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

The following table summarizes the valuation of UGA’s securities at March 31, 2019 using the fair value hierarchy:

At March 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$38,846,898	$38,846,898	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	812,154	812,154	—	—

During the three months ended March 31, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$25,876,328	$25,876,328	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,388,695)	(2,388,695)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$812,154	$(2,388,695)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2019		For the three months ended March 31, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$6,802,984		$1,618,743

	Change in unrealized gain (loss) on open positions		$3,200,849		$(1,306,242)

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UGA’s collateral holdings, less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2019, UGA held 522 futures contracts for gasoline traded on the NYMEX. As of March 31, 2019, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2019, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2019, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as UGA. A portion of UGA's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UGA does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if UGA invests in other types of MMFs besides government MMFs in the future, UGA could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2019. The price of the Benchmark Futures Contract started the period at $1.3021 per gallon. The high of the period was on March 26, 2019 when the price reached $1.9060 per gallon. The low of the period was the starting price for the period, which was $1.3021 per gallon. The period ended with the Benchmark Futures Contract at $1.8825 per gallon, an increase of approximately 44.57% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $22.74 and ended the period at $29.48 on March 31, 2019, an increase of approximately 29.64% over the period. UGA’s per share NAV reached its high for the period on March 26, 2019 at $29.84 and its low for the period was at the beginning of period when it was $22.74. The Benchmark Futures Contract prices listed above began with the February 2019 contracts and ended with the May 2019 contracts. The increase of approximately 44.57% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA's Benchmark.”

During the three months ended March 31, 2019, the gasoline futures market began the year in contango and flipped to backwardation in the spring. During periods of contango, the price of the near month gasoline Futures Contract is typically lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline Futures Contract is typically higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2019, UGA had issued 14,800,000 shares, 1,400,000 of which were outstanding. As of March 31, 2019, there were 65,200,000 shares registered but not yet issued.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2019, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Average daily total net assets	$39,664,272	$46,594,164
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$218,001	$157,549
Annualized yield based on average daily total net assets	2.23%	1.37%
Management fee	$58,681	$68,934
Total fees and other expenses excluding management fees	$47,163	$70,267
Fees and expenses related to the registration or offering of additional shares	$—	$11,454
Total amount of the expense waiver	$32,492	$53,005
Expenses before allowance for the expense waiver	$105,844	$139,201
Expenses after allowance for the expense waiver	$73,352	$86,196
Total commissions accrued to brokers	$12,092	$10,484
Total commissions as annualized percentage of average total net assets	0.12%	0.09%
Commissions accrued as a result of rebalancing	$11,592	$10,346
Percentage of commissions accrued as a result of rebalancing	95.87%	98.68%
Commissions accrued as a result of creation and redemption activity	$500	$138
Percentage of commissions accrued as a result of creation and redemption activity	4.13%	1.32%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was due primarily to UGA’s smaller size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2019, the simple average daily change in the Benchmark Futures Contract was 0.403%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.410%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.805%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2019, the simple average daily change in the Benchmark Futures Contract was 0.007%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.005%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.491)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2019. The second graph measures monthly changes since March 31, 2014 through March 31, 2019.

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

For the three months ended March 31, 2019, the actual total return of UGA as measured by changes in its per share NAV was 29.64%. This is based on an initial per share NAV of $22.74 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $29.48. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $29.38 as of March 31, 2019, for a total return over the relevant time period of 29.20%. The difference between the actual per share NAV total return of UGA of 29.64% and the expected total return based on the Benchmark Futures Contract of 29.20% was an error over the time period of 0.44%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2018, the actual total return of UGA as measured by changes in its per share NAV was 0.75%. This was based on an initial per share NAV of $32.03 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $32.27. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $32.21 as of March 31, 2018, for a total return over the relevant time period of 0.56%. The difference between the actual per share NAV total return of UGA of 0.75% and the expected total return based on the Benchmark Futures Contract of 0.56% was an error over the time period of 0.19%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA's ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA's attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2019. Interest payments, and any other income, were retained within the portfolio and added to UGA's NAV. When this income exceeds the level of UGA's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may continue to be lower than interest earned by UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2019, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2009 and March 31, 2019. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2018 and held March 31, 2019 increased based upon the changes in the NAV for UGA shares on those days, by approximately 29.66%, while the spot price of gasoline for immediate delivery during the same period increased by 44.57% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2017 and held to March 31, 2018 increased based upon the changes in the NAV for UGA shares on those days, by approximately 0.75%, while the spot price of gasoline for immediate delivery during the same period increased by 12.52% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2019, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that tight supplies of crude oil, the input product for gasoline, resulted in increasing prices for crude oil and, in turn, gasoline and other liquid fuels.

Crude Oil Market. During the three months ended March 31, 2019, crude oil prices traded in a range between $46.54 to $60.14. Crude oil rose over 32% from the end of 2018 through March 31, 2019 finishing the quarter at the $60.14 high price. As of the end of the first quarter of 2019, U.S. crude storage was 6% higher than a year ago, and 1% lower than the five-year average level. Storage levels are approximately 16% lower than the all-time high set in 2017. OPEC nations agreed in November 2018 to reduce daily supply by 1.2 million barrels per day and have been aggressive about meeting that target. Despite continued growth in U.S. shale production, OPEC’s cuts have had the desired impact on inventories and supplies, leading to the extraordinary price surge this quarter. While crude oil prices have exhibited a dramatic reversal since the end of 2018, prices have not yet returned to the recent high of $76.41 set on October 3, 2018. If global demand and demand growth remains consistent, and OPEC maintains its aggressive position, then supplies may continue to be constrained in the second quarter of 2019, which should support prices. However, given ongoing U.S. production growth, more volatility is possible and gains could accrue at a more measured pace unless current geopolitical tensions increase (e.g. Iran, Venezuela, Libya, etc.).

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

For the ten-year time period between March 31, 2009 and March 31, 2019, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
March 31, 2009 – March 31, 2019*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.252)	0.962	0.391	0.385	0.037	0.357
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.337)	(0.299)	0.057	(0.385)
Global Equities (FTSE World Index)			1.000	0.429	0.430	0.044	0.428
Crude Oil				1.000	0.855	(0.054)	0.689
Diesel-Heating Oil					1.000	(0.014)	0.782
Natural Gas						1.000	(0.042)
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2019, gasoline was strongly correlated with crude oil and diesel-heating oil, moderately correlated to movements in large cap U.S. equities and global equities, uncorrelated with U.S. government bonds, and negatively correlation with natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
12 Months ended March 31, 2019*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.076)	0.960	0.229	0.110	0.231	0.418
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.217)	(0.333)	(0.118)	0.381	(0.269)
Global Equities (FTSE World Index)			1.000	0.299	0.164	0.178	0.485
Crude Oil				1.000	0.839	(0.625)	0.902
Diesel-Heating Oil					1.000	(0.591)	0.870
Natural Gas						1.000	(0.530)
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA's account at its custodian bank and in Treasuries at the FCM. Income received from UGA's investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2019, UGA's expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2019, UGA did not need to use other assets to pay expenses. To the extent expenses exceed income, UGA's NAV will be negatively impacted.

UGA's investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2019, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

Credit Risk

When UGA enters into Futures Contracts and Other Gasoline-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. UGA is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. In addition, UGA face the risk of non-performance by any counterparties to OTC contracts. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an OTC contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in OTC transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UGA in such circumstances.

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

As of March 31, 2019, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $40,781,676 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2019, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA's financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of March 31, 2019 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2019, UGA's portfolio consisted of 522 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of March 31, 2019, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA's current holdings, please see UGA's website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2019, UGA limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 4 baskets (comprising 200,000 shares) during the first quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/19 to 1/31/19	—	—
2/1/19 to 2/28/19	—	—
3/1/19 to 3/31/19	200,000	$29.58
Total	200,000

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

Date: May 14, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 14, 2019

