Form 10-Q
period 2019-09-30
United States Gasoline Fund, LP
filed 2019-11-13
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,050,000 outstanding shares as of November 8, 2019.

UNITED STATES GASOLINE FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $26,736,396 and $27,466,999, respectively) (Notes 2 and 5)	$26,736,396	$27,466,999
Equity in trading accounts:
Cash and cash equivalents (at cost $8,597,069 and $6,786,120, respectively)	8,597,069	6,786,120
Unrealized gain (loss) on open commodity futures contracts	(3,195,108)	(2,388,695)
Receivable from General Partner (Note 3)	53,412	188,173
Dividends receivable	9,740	—
Interest receivable	2,615	802
Prepaid insurance*	1,891	764
ETF transaction fees receivable	350	—

Total assets	$32,206,365	$32,054,163

Liabilities and Partners' Capital
Payable for shares redeemed	$1,492,565	$—
General Partner management fees payable (Note 3)	15,936	15,836
Professional fees payable	128,288	204,679
Brokerage commissions payable	1,353	1,353
Directors' fees payable*	1,173	1,038
License fees payable	742	808

Total liabilities	1,640,057	223,714

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	30,566,308	31,830,449
Total Partners' Capital	30,566,308	31,830,449

Total liabilities and partners' capital	$32,206,365	$32,054,163

Limited Partners' shares outstanding	1,050,000	1,400,000
Net asset value per share	$29.11	$22.74
Market value per share	$29.18	$22.91

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP Condensed Schedule of Investments (Unaudited) At September 30, 2019
	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB November 2019 contracts, expiring October 2019*	$33,788,853	465	$(3,195,108)	(10.45)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.40%, 10/03/2019	$1,000,000	$999,868	3.27
2.41%, 10/10/2019	2,000,000	1,998,807	6.54
2.42%, 10/17/2019	1,000,000	998,938	3.27
2.40%, 10/24/2019	1,000,000	998,486	3.27
2.37%, 10/31/2019	1,000,000	998,050	3.26
2.40%, 11/07/2019	1,000,000	997,559	3.26
2.37%, 11/21/2019	1,000,000	996,685	3.26
2.33%, 11/29/2019	1,000,000	996,222	3.26
2.20%, 12/05/2019	1,000,000	996,064	3.26
2.16%, 12/12/2019	1,000,000	995,720	3.26
2.03%, 1/09/2020	1,000,000	994,417	3.25
2.01%, 1/16/2020	1,000,000	994,100	3.25
2.04%, 1/23/2020	1,000,000	993,613	3.25
2.02%, 1/30/2020	1,000,000	993,284	3.25
1.90%, 2/06/2020	1,000,000	993,324	3.25
1.87%, 2/13/2020	1,000,000	993,044	3.25
1.85%, 2/20/2020	1,000,000	992,762	3.25
1.85%, 2/27/2020	1,000,000	992,426	3.25
1.83%, 3/05/2020	2,000,000	1,984,257	6.49
1.84%, 3/19/2020	1,000,000	991,406	3.24
1.88%, 3/26/2020	1,000,000	990,855	3.24
Total Treasury Obligations		22,889,887	74.88

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	500,000	500,000	1.64
Goldman Sachs Financial Square Funds - Government Fund - Class FS	5,600,000	5,600,000	18.32
Total Money Market Funds		6,100,000	19.96
Total Cash Equivalents		$28,989,887	94.84

* Collateral amounted to $8,597,069 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$4,601,805	$1,886,598	$10,277,030	$5,199,898
Change in unrealized gain (loss) on open futures contracts	(7,071,141)	(148,974)	(806,413)	(412,125)
Dividend income	40,978	13,453	173,735	35,376
Interest income*	146,394	203,575	469,535	532,460
ETF transaction fees	1,050	1,750	3,850	4,550

Total income (loss)	(2,280,914)	1,956,402	10,117,737	5,360,159

Expenses
General Partner management fees (Note 3)	51,699	67,321	171,364	206,668
Professional fees	11,341	31,582	54,179	114,952
Brokerage commissions	9,632	10,375	31,733	31,828
Directors' fees and insurance	2,202	2,004	6,055	5,729
License fees	1,292	1,683	4,284	5,167
Registration fees	—	11,709	—	34,745

Total expenses	76,166	124,674	267,615	399,089

Expense waiver (Note 3)	(11,544)	(40,523)	(53,412)	(140,754)

Net expenses	64,622	84,151	214,203	258,335

Net income (loss)	$(2,345,536)	$1,872,251	$9,903,534	$5,101,824
Net income (loss) per limited partnership share	$(1.95)	$1.49	$6.37	$4.07
Net income (loss) per weighted average limited partnership share	$(2.04)	$1.43	$7.47	$3.67
Weighted average limited partnership shares outstanding	1,150,000	1,311,957	1,326,374	1,389,927

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the nine months ended September 30, 2019

	General Partner	Limited Partners	Total
Balances, at December 31, 2018	$—	$31,830,449	$31,830,449
Addition of 200,000 partnership shares	—	5,206,294	5,206,294
Redemption of 550,000 partnership shares	—	(16,373,969)	(16,373,969)
Net income (loss)	—	9,903,534	9,903,534

Balances, at September 30, 2019	$—	$30,566,308	$30,566,308

Net Asset Value Per Share:
At December 31, 2018			$22.74
At September 30, 2019			$29.11

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2019 and 2018

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$9,903,534	$5,101,824
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	806,413	412,125
(Increase) decrease in receivable from General Partner	134,761	90,425
(Increase) decrease in dividends receivable	(9,740)	(631)
(Increase) decrease in interest receivable	(1,813)	(3,166)
(Increase) decrease in prepaid insurance*	(1,127)	601
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	—	(496,140)
Increase (decrease) in General Partner management fees payable	100	(5,899)
Increase (decrease) in professional fees payable	(76,391)	(58,176)
Increase (decrease) in brokerage commissions payable	—	(1,250)
Increase (decrease) in directors' fees payable*	135	16
Increase (decrease) in insurance payable*	—	1,583
Increase (decrease) in license fees payable	(66)	(262)
Increase (decrease) in registration fees payable	—	34,745
Net cash provided by (used in) operating activities	10,755,456	5,075,795

Cash Flows from Financing Activities:
Addition of partnership shares	5,206,294	10,506,528
Redemption of partnership shares	(14,881,404)	(14,916,103)
Net cash provided by (used in) financing activities	(9,675,110)	(4,409,575)

Net Increase (Decrease) in Cash and Cash Equivalents	1,080,346	666,220

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	34,253,119	45,226,586
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$35,333,465	$45,892,806

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$26,736,396	$38,080,525
Equity in Trading Accounts:
Cash and Cash Equivalents	8,597,069	7,812,281
Total Cash, Cash Equivalents and Equity in Trading Accounts	$35,333,465	$45,892,806

* Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2019 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2019, UGA held 465 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the USCF Crescent Crypto Index Fund (“XBET”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. XBET is currently in registration and has not commenced operations. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2019, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2019.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2019.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. As of September 30, 2019, UGA did not incur registration fees and other offering expenses. For the nine months ended September 30, 2018, UGA incurred $34,745 in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2019 and 2018, UGA incurred $4,284 and $5,167, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA's audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $75,000 for the year ending December 31, 2019. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2019, USCF waived $53,412 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Total commissions accrued to brokers	$31,733	$31,828
Total commissions as annualized percentage of average total net assets	0.11%	0.09%
Commissions accrued as a result of rebalancing	$29,940	$31,069
Percentage of commissions accrued as a result of rebalancing	94.35%	97.62%
Commissions accrued as a result of creation and redemption activity	$1,793	$759
Percentage of commissions accrued as a result of creation and redemption activity	5.65%	2.38%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a lower number of gasoline futures contracts being held and traded.

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

All of the futures contracts held by UGA through September 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA's cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2019, UGA held investments in money market funds in the amount of $6,100,000. As of December 31, 2018, UGA did not hold any investments in money market funds. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2019 and December 31, 2018, UGA held cash deposits and investments in Treasuries in the amounts of $29,233,465 and $34,253,119, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2019 (Unaudited)	For the nine months ended September 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.74	$32.03
Total income (loss)	6.53	4.26
Net expenses	(0.16)	(0.19)
Net increase (decrease) in net asset value	6.37	4.07
Net asset value, end of period	$29.11	$36.10

Total Return	28.01%	12.71%

Ratios to Average Net Assets
Total income (loss)	26.50%	11.64%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.34%	0.56%
Expenses waived*	(0.19)%	(0.41)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	25.94%	11.08%

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

The following table summarizes the valuation of UGA’s securities at September 30, 2019 using the fair value hierarchy:

At September 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$28,989,887	$28,989,887	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,195,108)	(3,195,108)	—	—

During the nine months ended September 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UGA’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$25,876,328	$25,876,328	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(2,388,695)	(2,388,695)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$(3,195,108)	$(2,388,695)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$10,277,030		$5,199,898

	Change in unrealized gain (loss) on open positions		$(806,413)		$(412,125)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2019, UGA held 465 futures contracts for gasoline traded on the NYMEX. As of September 30, 2019, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2019, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2019, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2019. The price of the Benchmark Futures Contract started the period at $1.3021 per gallon. The high of the period was on April 23, 2019 when the price reached $2.0820 per gallon. The low of the period was the starting price for the period, which was $1.3021 per gallon. The period ended with the Benchmark Futures Contract at $1.5665 per gallon, an increase of approximately 20.31% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $22.74 and ended the period at $29.11 on September 30, 2019, an increase of approximately 28.01% over the period. UGA’s per share NAV reached its high for the period on April 23, 2019 at $33.02 and its low for the period was at the beginning of the period when it was $22.74. The Benchmark Futures Contract prices listed above began with the February 2019 contracts and ended with the November 2019 contracts. The increase of approximately 20.31% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA's Benchmark.”

During the nine months ended September 30, 2019, the gasoline futures market began the year in contango and flipped to backwardation in the spring, a regular seasonal occurrence. During periods of contango, the price of the near month gasoline futures contract is lower than the price of the next month gasoline futures contract or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline futures contract is higher than the price of the next month gasoline futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of September 30, 2019, UGA had issued 14,800,000 shares, 1,050,000 of which were outstanding. As of September 30, 2019, there were 65,200,000 shares registered but not yet issued.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2019, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Average daily total net assets	$38,185,405	$46,052,443
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$643,270	$567,836
Annualized yield based on average daily total net assets	2.25%	1.65%
Management fee	$171,364	$206,668
Total fees and other expenses excluding management fees	$96,251	$192,421
Fees and expenses related to the registration or offering of additional shares	$—	$34,745
Total amount of the expense waiver	$53,412	$140,754
Expenses before allowance for the expense waiver	$267,615	$399,089
Expenses after allowance for the expense waiver	$214,203	$258,335
Total commissions accrued to brokers	$31,733	$31,828
Total commissions as annualized percentage of average total net assets	0.11%	0.09%
Commissions accrued as a result of rebalancing	$29,940	$31,069
Percentage of commissions accrued as a result of rebalancing	94.35%	97.62%
Commissions accrued as a result of creation and redemption activity	$1,793	$759
Percentage of commissions accrued as a result of creation and redemption activity	5.65%	2.38%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due primarily to UGA’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Average daily total net assets	$34,184,533	$44,514,852
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$187,372	$217,028
Annualized yield based on average daily total net assets	2.17%	1.93%
Management fee	$51,699	$67,321
Total fees and other expenses excluding management fees	$24,467	$57,353
Fees and expenses related to the registration or offering of additional shares	$—	$11,709
Total amount of the expense waiver	$11,544	$40,523
Expenses before allowance for the expense waiver	$76,166	$124,674
Expenses after allowance for the expense waiver	$64,622	$84,151
Total commissions accrued to brokers	$9,632	$10,375
Total commissions as annualized percentage of average total net assets	0.11%	0.09%
Commissions accrued as a result of rebalancing	$8,458	$10,124
Percentage of commissions accrued as a result of rebalancing	87.81%	97.58%
Commissions accrued as a result of creation and redemption activity	$1,174	$251
Percentage of commissions accrued as a result of creation and redemption activity	12.19%	2.42%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. However, the average daily total net assets for the three months ended September 30, 2019 were lower than prior year three month period which resulted in a lower amount of income earned by UGA during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due primarily to UGA’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2019, the simple average daily change in the Benchmark Futures Contract was 0.182%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.187%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (3.052)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to September 30, 2019, the simple average daily change in the Benchmark Futures Contract was 0.007%, while the simple average daily change in the per share NAV of UGA over the same time period was 0.006%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.453)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2019. The second graph measures monthly changes since September 30, 2014 through September 30, 2019.

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

For the nine months ended September 30, 2019, the actual total return of UGA as measured by changes in its per share NAV was 28.01%. This is based on an initial per share NAV of $22.74 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $29.11. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $28.80 as of September 30, 2019, for a total return over the relevant time period of 26.65%. The difference between the actual per share NAV total return of UGA of 28.01% and the expected total return based on the Benchmark Futures Contract of 26.65% was an error over the time period of 1.36%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2018, the actual total return of UGA as measured by changes in its per share NAV was 12.71%. This was based on an initial per share NAV of $32.03 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $36.10. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $35.85 as of September 30, 2018, for a total return over the relevant time period of 11.93%. The difference between the actual per share NAV total return of UGA of 12.71% and the expected total return based on the Benchmark Futures Contract of 11.93% was an error over the time period of 0.78%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA's ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA's attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to UGA's NAV. When this income exceeds the level of UGA's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to decrease over the near future from recent highs. It is anticipated that fees and expenses paid by UGA may continue to be lower than interest earned by UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2019, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2009 and September 30, 2019. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2018 and held September 30, 2019 increased based upon the changes in the NAV for UGA shares on those days, by approximately 28.04%, while the spot price of gasoline for immediate delivery during the same period increased by 20.31% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2017 and held to September 30, 2018 increased based upon the changes in the NAV for UGA shares on those days, by approximately 12.71%, while the spot price of gasoline for immediate delivery during the same period increased by 16.14% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2019, the price of unleaded gasoline in the United States was impacted by several factors. In particular, USCF believes that rising global inventories of crude oil, the input product for gasoline, and moderating demand for refined gasoline resulted in fluctuating prices for gasoline and other liquid fuels following an over 60% price gain during the first four months of the year.

Crude Oil Market. During the nine months ended September 30, 2019, crude oil prices traded in a range between $45.41 to $66.30. Crude oil rose over 19.07% from the end of 2018 through September 30, 2019 finishing the quarter at $54.07. Crude is down 18.45% since its April high as a result of falling global growth forecasts, negative economic news, and persistently declining oil demand growth, all of which were at least partially the result of the ongoing trade wars. Prices briefly spiked 14.68% following the September 16th attacks on Saudi oil facilities that knocked out five percent of global daily supply, but quickly fell back on ongoing negative sentiment and economic news. As of the end of the third quarter of 2019, U.S. crude storage was 5% higher than a year ago, and 1% higher than the five-year average level. OPEC has pledged to do “whatever it takes” to support oil prices, however some signs of fraying alliance between Russia and Saudi Arabia could put such efforts in jeopardy. While OPEC has been aggressive about meeting target cuts, continued growth in U.S. shale production also threatens to oversupply the market relative to demand growth. All three major energy agencies (OPEC, EIA, IEA) have lowered their 2019 demand growth forecasts. Should demand continue moderating or turn negative, crude prices would likely fall further. However, geopolitical risk has increased, while a geopolitical risk premium only briefly materialized in the price of crude. Further surprise attacks on crude infrastructure or conflicts in the Middle East would likely create severe volatility to the upside, should such events occur.

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

For the ten-year time period between September 30, 2009 and September 30, 2019, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
September 30, 2009 – September 30, 2019*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.407)	0.959	0.483	0.410	0.109	0.450
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.383)	(0.391)	(0.341)	(0.066)	(0.286)
Global Equities (FTSE World Index)			1.000	0.515	0.444	0.104	0.474
Crude Oil				1.000	0.782	0.072	0.654
Diesel-Heating Oil					1.000	0.105	0.674
Natural Gas						1.000	0.103
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2019, gasoline was strongly correlated with crude oil and diesel-heating oil, moderately correlated to movements in large cap U.S. equities and global equities, and moderately negatively correlated with U.S. government bonds, and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
12 Months ended September 30, 2019*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.992	0.737	0.642	0.271	0.619
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.320)	(0.382)	(0.566)	(0.219)	(0.340)
Global Equities (FTSE World Index)			1.000	0.762	0.665	0.192	0.633
Crude Oil				1.000	0.953	(0.323)	0.789
Diesel-Heating Oil					1.000	(0.307)	0.736
Natural Gas						1.000	(0.304)
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA's account at its custodian bank and in Treasuries at the FCM. Income received from UGA's investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2019, UGA's expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2019, UGA did not use other assets to pay expenses. To the extent expenses exceed income, UGA's NAV will be negatively impacted.

UGA's investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2019, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of September 30, 2019, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $35,333,465 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2019, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA's financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of September 30, 2019 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2019, UGA's portfolio consisted of 465 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of September 30, 2019, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA's current holdings, please see UGA's website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2019, UGA limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        (a)    None.

        (b)    Not applicable.

(c)   UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 4 baskets (comprising 200,000 shares) during the third quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/19 to 7/31/19	100,000	$30.06
8/1/19 to 8/31/19	50,000	$28.20
9/1/19 to 9/30/19	50,000	$29.85
Total	200,000

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

Date: November 13, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2019