Form 10-Q
period 2020-03-31
United States Gasoline Fund, LP
filed 2020-05-14
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 5,300,000 outstanding shares as of May 12, 2020.

UNITED STATES GASOLINE FUND, LP

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

United States Gasoline Fund, LP
Condensed Statements of Financial Condition
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $14,801,908 and $26,678,989, respectively) (Notes 2 and 5)	$14,801,908	$26,678,989
Equity in trading accounts:
Cash and cash equivalents (at cost $14,243,889 and $2,996,063, respectively)	14,243,889	2,996,063
Unrealized gain (loss) on open commodity futures contracts	(3,121,293)	10,332
Receivable for shares sold	2,656,785	—
Receivable from General Partner (Note 3)	83,805	66,155
Dividends receivable	374	7,719
Interest receivable	7	1,506
Prepaid insurance	3,356	935

Total assets	$28,668,831	$29,761,699

Liabilities and Partners' Capital
Payable due to Broker	$—	$524,417
General Partner management fees payable (Note 3)	10,982	16,067
Professional fees payable	60,738	138,727
Brokerage commissions payable	2,193	1,353
Directors' fees payable	852	1,190
License fees payable	408	662

Total liabilities	75,173	682,416

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	28,593,658	29,079,283
Total Partners' Capital	28,593,658	29,079,283

Total liabilities and partners' capital	$28,668,831	$29,761,699

Limited Partners' shares outstanding	2,800,000	900,000
Net asset value per share	$10.21	$32.31
Market value per share	$10.12	$32.36

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP Condensed Schedule of Investments (Unaudited) At March 31, 2020

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2020 contracts, expiring April 2020*	$31,723,810	1,149	$(3,121,293)	(10.92)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.54%, 5/07/2020	$1,000,000	$998,475	3.49
1.55%, 5/14/2020	1,000,000	998,160	3.49
1.55%, 5/21/2020	1,000,000	997,868	3.49
1.58%, 5/28/2020	1,000,000	997,514	3.49
1.53%, 6/04/2020	1,000,000	997,298	3.49
1.53%, 6/11/2020	1,000,000	996,997	3.49
1.54%, 6/18/2020	1,000,000	996,685	3.48
1.54%, 7/02/2020	1,000,000	996,103	3.48
1.51%, 7/09/2020	1,000,000	995,868	3.48
1.54%, 7/16/2020	1,000,000	995,495	3.48
1.53%, 7/23/2020	1,000,000	995,245	3.48
1.52%, 8/13/2020	1,000,000	994,391	3.48
1.52%, 8/20/2020	1,000,000	994,086	3.48
1.42%, 8/27/2020	1,000,000	994,203	3.48
Total Cash Equivalents		$13,948,388	48.78

*	Collateral amounted to $14,243,889 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(20,981,974)	$6,802,984
Change in unrealized gain (loss) on open futures contracts	(3,131,625)	3,200,849
Realized gain (loss) on short-term investments	7,730	—
Dividend income	4,817	54,572
Interest income*	94,856	163,429
ETF transaction fees	6,300	1,750

Total income (loss)	(23,999,896)	10,223,584

Expenses
General Partner management fees (Note 3)	38,071	58,681
Professional fees	11,220	31,619
Brokerage commissions	13,120	12,092
Directors' fees and insurance	1,877	1,985
License fees	952	1,467

Total expenses	65,240	105,844

Expense waiver (Note 3)	(17,650)	(32,492)

Net expenses	47,590	73,352

Net income (loss)	$(24,047,486)	$10,150,232
Net income (loss) per limited partnership share	$(22.10)	$6.74
Net income (loss) per weighted average limited partnership share	$(21.79)	$6.74
Weighted average limited partnership shares outstanding	1,103,846	1,506,111

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the three months ended March 31, 2020

	General Partner	Limited Partners	Total
Balances, at December 31, 2019	$—	$29,079,283	$29,079,283
Addition of 2,050,000 partnership shares	—	26,891,768	26,891,768
Redemption of 150,000 partnership shares	—	(3,329,907)	(3,329,907)
Net income (loss)	—	(24,047,486)	(24,047,486)

Balances, at March 31, 2020	$—	$28,593,658	$28,593,658

Net Asset Value Per Share:
At December 31, 2019			$32.31
At March 31, 2020			$10.21

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(24,047,486)	$10,150,232
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	3,131,625	(3,200,849)
(Increase) decrease in receivable from General Partner	(17,650)	(32,493)
(Increase) decrease in dividends receivable	7,345	(32,166)
(Increase) decrease in interest receivable	1,499	(1,549)
(Increase) decrease in prepaid insurance	(2,421)	764
Increase (decrease) in payable due to Broker	(524,417)	400,369
Increase (decrease) in General Partner management fees payable	(5,085)	3,593
Increase (decrease) in professional fees payable	(77,989)	10,891
Increase (decrease) in brokerage commissions payable	840	—
Increase (decrease) in directors' fees payable	(338)	168
Increase (decrease) in insurance payable	—	9
Increase (decrease) in license fees payable	(254)	101
Increase (decrease) in registration fees payable	—	(61,249)
Net cash provided by (used in) operating activities	(21,534,331)	7,237,821

Cash Flows from Financing Activities:
Addition of partnership shares	24,234,983	5,206,294
Redemption of partnership shares	(3,329,907)	(5,915,558)
Net cash provided by (used in) financing activities	20,905,076	(709,264)

Net Increase (Decrease) in Cash and Cash Equivalents	(629,255)	6,528,557

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	29,675,052	34,253,119
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$29,045,797	$40,781,676

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$14,801,908	$36,813,292
Equity in Trading Accounts:
Cash and Cash Equivalents	14,243,889	3,968,384
Total Cash, Cash Equivalents and Equity in Trading Accounts	$29,045,797	$40,781,676

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of March 31, 2020, UGA held 1,149 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013.

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”) and the United States 12 Month Oil Fund, LP (“USL”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007 and “USL” on December 6, 2007, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s and USL’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

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

In addition, USCF was the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2020, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2020 and 2019, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $74,500 for UGA and, in the aggregate for UGA and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2020 and 2019, UGA incurred $952 and $1,467, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA's audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $140,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2020, USCF waived $17,650 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UGA and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction. The custody and transfer agency services rendered by BBH&Co. to UGA and each of the Related Public Funds terminated on March 31, 2020 and fund accounting and fund administration services rendered by BBH&Co. to UGA and each of the Related Public Funds will terminate on May 31, 2020 to allow for certain reporting and other services to continue in connection with the transition to The Bank of New York Mellon.

USCF has engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UGA and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.

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

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Total commissions accrued to brokers	$13,120	$12,092
Total commissions as annualized percentage of average total net assets	0.21%	0.12%
Commissions accrued as a result of rebalancing	$10,378	$11,592
Percentage of commissions accrued as a result of rebalancing	79.10%	95.87%
Commissions accrued as a result of creation and redemption activity	$2,742	$500
Percentage of commissions accrued as a result of creation and redemption activity	20.90%	4.13%

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of gasoline futures contracts being held and traded.

NYMEX Licensing Agreement

UGA and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

11

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

All of the futures contracts held by UGA through March 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA's cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2020, UGA did not hold any investments in money market funds. As of December 31, 2019, UGA held investments in money market funds in the amount of $4,100,000. UGA also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2020 and December 31, 2019, UGA held cash deposits and investments in Treasuries in the amounts of $29,045,797 and $25,575,052, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UGA's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2020 (Unaudited)	For the three months ended March 31, 2019 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$32.31	$22.74
Total income (loss)	(22.06)	6.79
Net expenses	(0.04)	(0.05)
Net increase (decrease) in net asset value	(22.10)	6.74
Net asset value, end of period	$10.21	$29.48

Total Return	(68.40)%	29.64%

Ratios to Average Net Assets
Total income (loss)	(94.04)%	25.78%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.43%	0.48%
Expenses waived*	(0.28)%	(0.33)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(94.23)%	25.59%

*	Annualized.

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

The following table summarizes the valuation of UGA’s securities at March 31, 2020 using the fair value hierarchy:

At March 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$13,948,388	$13,948,388	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,121,293)	(3,121,293)	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$28,999,188	$28,999,188	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	10,332	10,332	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2020	Fair Value At December 31, 2019
Futures - Commodity Contracts	Assets	$(3,121,293)	$10,332

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2020		For the three months ended March 31, 2019
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(20,981,974)		$6,802,984

	Change in unrealized gain (loss) on open positions		$(3,131,625)		$3,200,849

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

UGA has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation resulted in the following disclosure.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the UGA. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UGA and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair UGA's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of UGA's service providers, adversely affect the value and liquidity of UGA's investments, and negatively impact UGA's performance and your investment in UGA. The extent to which COVID-19 will affect UGA and UGA's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of UGA's investments could be impacted adversely.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2020, UGA held 1,149 futures contracts for gasoline traded on the NYMEX. As of March 31, 2020, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2020, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2020, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets, which rules were recently re-proposed in January 2020 (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UGA, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UGA to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UGA.

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

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2020. The price of the Benchmark Futures Contract started the period at $1.6905 per gallon. The high of the period was on February 20, 2020 when the price reached $1.7845 per gallon. The low of the period was on March 23, 2020 when the price dropped to $0.4947 per gallon. The period ended with the Benchmark Futures Contract at $0.5927 per gallon, a decrease of approximately (64.94)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $32.31 and ended the period at $10.21 on March 31, 2020, a decrease of approximately (68.40)% over the period. UGA’s per share NAV reached its high for the period on January 6, 2020 at $33.54 and reached its low for the period on March 23, 2020 at $8.52. The Benchmark Futures Contract prices listed above began with the February 2020 contracts and ended with the May 2020 contracts. The decrease of approximately (64.94)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA's Benchmark.”

During the three months ended March 31, 2020, the gasoline futures market began the year in contango and flipped to backwardation, and flipped back into contango. During periods of contango, the price of the near month gasoline futures contract is lower than the price of the next month gasoline futures contract or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline futures contract is higher than the price of the next month gasoline futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UGA has registered one subsequent offering of its shares: 50,000,000 shares which were registered with the SEC on April 30, 2010. Shares offered by UGA in the subsequent offering were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. As of March 31, 2020, UGA had issued 16,850,000 shares, 2,800,000 of which were outstanding. As of March 31, 2020, there were 63,150,000 shares registered but not yet issued.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2020, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Average daily total net assets	$25,520,239	$39,664,272
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$99,673	$218,001
Annualized yield based on average daily total net assets	1.57%	2.23%
Management fee	$38,071	$58,681
Total fees and other expenses excluding management fees	$27,169	$47,163
Total amount of the expense waiver	$17,650	$32,492
Expenses before allowance for the expense waiver	$65,240	$105,844
Expenses after allowance for the expense waiver	$47,590	$73,352
Total commissions accrued to brokers	$13,120	$12,092
Total commissions as annualized percentage of average total net assets	0.21%	0.12%
Commissions accrued as a result of rebalancing	$10,378	$11,592
Percentage of commissions accrued as a result of rebalancing	79.10%	95.87%
Commissions accrued as a result of creation and redemption activity	$2,742	$500
Percentage of commissions accrued as a result of creation and redemption activity	20.90%	4.13%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due primarily to UGA’s smaller size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2020, the simple average daily change in the Benchmark Futures Contract was (3.168)%, while the simple average daily change in the per share NAV of UGA over the same time period was (3.164)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.769%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2020, the simple average daily change in the Benchmark Futures Contract was (0.023)%, while the simple average daily change in the per share NAV of UGA over the same time period was (0.024)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.328)%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2020. The second graph measures monthly changes since March 31, 2015 through March 31, 2020.

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

For the three months ended March 31, 2020, the actual total return of UGA as measured by changes in its per share NAV was (68.40)%. This is based on an initial per share NAV of $32.31 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $10.21. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $10.19 as of March 31, 2020, for a total return over the relevant time period of (68.46)%. The difference between the actual per share NAV total return of UGA of (68.40)% and the expected total return based on the Benchmark Futures Contract of (68.46)% was an error over the time period of 0.06%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2019, the actual total return of UGA as measured by changes in its per share NAV was 29.64%. This was based on an initial per share NAV of $22.74 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $29.48. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $29.38 as of March 31, 2019, for a total return over the relevant time period of 29.20%. The difference between the actual per share NAV total return of UGA of 29.64% and the expected total return based on the Benchmark Futures Contract of 29.20% was an error over the time period of 0.44%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA's ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA's attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to UGA's NAV. When this income exceeds the level of UGA's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may be higher than interest earned by UGA. As such, USCF anticipates that UGA could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2020, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2010 and March 31, 2020. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2019 and held March 31, 2020 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (68.39)%, while the spot price of gasoline for immediate delivery during the same period decreased by (64.94)% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2018 and held to March 31, 2019 increased based upon the changes in the NAV for UGA shares on those days, by approximately 29.64%, while the spot price of gasoline for immediate delivery during the same period increased by 44.57% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2020, the price of unleaded gasoline in the United States was impacted by several factors. Gasoline prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the crude oil price war (the main input of gasoline) launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. Demand for gasoline evaporated as a result of quarantines and business closures. Subsequent to the filing date of this document, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude oil supply. In the short term, this cut does not close the gap relative to the massive drop in demand for fuels. However, the duration of the agreement, lasting until 2022, should allow oil and petroleum prices to slowly recover as demand re-materializes. As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and ample supply may continue to put pressure on gasoline in the near term.

Crude Oil Market. During the three months ended March 31, 2020, crude oil prices traded in a range between $20.83 to $63.27. Crude oil declined 66.46% from the end of 2019 through March 31, 2020 finishing the quarter at $20.48. Crude prices have collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. In the short term, this cut does not close the gap relative to the massive drop in demand. However, the duration of the agreement, lasting until 2022, should allow oil prices to slowly recover as demand re-materializes. The supply cut may also reduce at least some of the unprecedented volatility oil markets experienced in the Spring of 2020. As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and limited storage capacity will continue to put pressure on crude oil in the near term.

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

For the ten-year time period between March 31, 2010 and March 31, 2020, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
March 31, 2010 – March 31, 2020*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.444)	0.961	0.501	(0.413)	0.144	0.450
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.412)	(0.422)	(0.366)	(0.064)	(0.300)
Global Equities (FTSE World Index)			1.000	(0.533)	(0.488)	0.140	0.475
Crude Oil				1.000	(0.785)	0.100	0.651
Diesel-Heating Oil					1.000	0.136	0.669
Natural Gas						1.000	0.137
Unleaded Gasoline							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2020, gasoline was strongly correlated with movements in large cap U.S. equities, global equities, crude oil and diesel-heating oil, uncorrelated with natural gas and negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Natural	Unleaded
12 Months ended March 31, 2020*	500)	Index)	Index)	Oil	Oil	Gas	Gasoline
Large Cap U.S. Equities (S&P 500)	1.000	(0.627)	0.989	0.839	0.663	0.094	0.666
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.669)	(0.652)	(0.778)	(0.225)	(0.516)
Global Equities (FTSE World Index)			1.000	0.847	0.701	0.182	0.667
Crude Oil				1.000	0.889	0.226	0.843
Diesel-Heating Oil					1.000	0.356	0.716
Natural Gas						1.000	0.123
Unleaded Gasoline							1.000

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA's account at its custodian bank and in Treasuries at the FCM. Income received from UGA's investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2020, UGA's expenses, pre expense waiver, did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2020, UGA did not use other assets to pay expenses. To the extent expenses exceed income, UGA's NAV will be negatively impacted.

UGA's investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2020, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of March 31, 2020, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $29,045,797 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2020, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA's financial position.

European Sovereign Debt

UGA had no direct exposure to European sovereign debt as of March 31, 2020 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and certain of the fees of BBH&Co. through March 31, 2020, as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. Commencing April 1, 2020, USCF also pays BNY Mellon for fees for custody and transfer agency services as well as BNY Mellon’s fees for performing administrative services, including those in connection with the preparation of UGA's condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2020, UGA's portfolio consisted of 1,149 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of March 31, 2020, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA's current holdings, please see UGA's website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2020, UGA limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 20, 2020.

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the UGA. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UGA and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair UGA's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of UGA's service providers, adversely affect the value and liquidity of UGA's investments, and negatively impact UGA's performance and your investment in UGA. The extent to which COVID-19 will affect UGA and UGA's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of UGA's investments could be impacted adversely.

An unanticipated number of creation requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by UGA during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the occurrence of a pandemic like COVID-19, UGA may not have sufficient shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UGA would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in UGA compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares' net asset value, which is also the price shares can be redeemed with UGA by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UGA's investment objective. Any potential impact to the market in shares of UGA that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        (a)    None.

        (b)    Not applicable.

(c)    UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 3 baskets (comprising 150,000 shares) during the first quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/20 to 1/31/20	—	—
2/1/20 to 2/28/20	50,000	$27.94
3/1/20 to 3/31/20	100,000	$19.33
Total	150,000

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

Date: May 14, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 14, 2020