Form 10-Q
period 2020-09-30
United States Gasoline Fund, LP
filed 2020-11-13
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

for

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 3,800,000 outstanding shares as of November 2, 2020.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $70,906,110 and $26,678,989, respectively) (Notes 2 and 5)	$70,906,110	$26,678,989
Equity in trading accounts:
Cash and cash equivalents (at cost $10,385,090 and $2,996,063, respectively)	10,385,090	2,996,063
Unrealized gain (loss) on open commodity futures contracts	846,414	10,332
Receivable from General Partner (Note 3)	143,709	66,155
Dividends receivable	926	7,719
Interest receivable	1,362	1,506
Prepaid insurance*	1,672	935

Total Assets	$82,285,283	$29,761,699

Liabilities and Partners' Capital
Payable due to Broker	$–	$524,417
General Partner management fees payable (Note 3)	44,339	16,067
Professional fees payable	87,153	138,727
Brokerage commissions payable	8,493	1,353
Directors’ fees payable*	1,391	1,190
License fees payable	4,171	662

Total Liabilities	145,547	682,416

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	–	–
Limited Partners	82,139,736	29,079,283
Total Partners' Capital	82,139,736	29,079,283

Total Liabilities and Partners' Capital	$82,285,283	$29,761,699

Limited Partners' shares outstanding	4,100,000	900,000
Net asset value per share	$20.03	$32.31
Market value per share	$19.92	$32.36

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2020

	Notional Amount	Number of Contracts	Fair Value/Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Future RB November 2020 contracts, expiring October 2020*	$81,286,603	1,655	$846,414	1 .03

	Shares/Principal Amount	Market Value	% of Partners' Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	$200,000	$200,000	0.24
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	5,003,000	5,003,000	6.09
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	300,000	300,000	0.37
Total United States Money Market Funds		$5,503,000	6.70

#	Reflects the 7-day yield at September 30, 2020.
*	Collateral amounted to $10,385,090 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$4,794,519	$4,601,805	$27,005,240	$10,277,030
Change in unrealized gain (loss) on open commodity futures contracts	2,141,980	(7,071,141)	836,082	(806,413)
Realized gain (loss) on short-term investments	–	–	7,730	–
Dividend income	18,561	40,978	49,883	173,735
Interest income*	9,432	146,394	147,982	469,535
ETF transaction fees	4,900	1,050	21,000	3,850
Total Income (Loss)	$6,969,392	$(2,280,914)	$28,067,917	$10,117,737

Expenses
General Partner management fees (Note 3)	$155,811	$51,699	$314,413	$171,364
Professional fees	48,111	11,341	102,346	54,179
Brokerage commissions	40,545	9,632	105,896	31,733
Directors' fees and insurance	2,328	2,202	6,210	6,055
License fees	3,895	1,292	7,860	4,284
Total Expenses	250,690	76,166	536,725	267,615
Expense waiver	(55,927)	(11,544)	(143,709)	(53,412)
Net Expenses	$194,763	$64,622	$393,016	$214,203
Net Income (Loss)	$6,774,629	$(2,345,536)	$27,674,901	$9,903,534
Net Income (Loss) per limited partner share	$1.14	$(1.95)	$(12.28)	$6.37
Net Income (Loss) per weighted average limited partner share	$1.30	$(2.04)	$7.22	$7.47
Weighted average limited partner shares outstanding	5,210,326	1,150,000	3,834,307	1,326,374

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Limited Partners*
	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Balances at beginning of period	$116,167,796	$38,820,532	$29,079,283	$31,830,449
Addition of –, –, 7,300,000 and 200,000 partnership shares, respectively	–	–	93,608,020	5,206,294
Redemption of (2,050,000), (200,000), (4,100,000) and (550,000) partnership shares, respectively	(40,802,689)	(5,908,688)	(68,222,468)	(16,373,969)
Net income (loss)	6,774,629	(2,345,536)	27,674,901	9,903,534

Balances at end of period	$82,139,736	$30,566,308	$82,139,736	$30,566,308

*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$27,674,901	$9,903,534
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(836,082)	806,413
(Increase) decrease in receivable from General Partner	(77,554)	134,761
(Increase) decrease in dividends receivable	6,793	(9,740)
(Increase) decrease in interest receivable	144	(1,813)
(Increase) decrease in prepaid insurance*	(737)	(1,127)
(Increase) decrease in ETF transaction fees receivable	–	(350)
Increase (decrease) in payable due to Broker	(524,417)	–
Increase (decrease) in General Partner management fees payable	28,272	100
Increase (decrease) in professional fees payable	(51,574)	(76,391)
Increase (decrease) in brokerage commissions payable	7,140	–
Increase (decrease) in directors' fees payable*	201	135
Increase (decrease) in license fees payable	3,509	(66)
Net cash provided by (used in) operating activities	26,230,596	10,755,456

Cash Flows from Financing Activities:
Addition of partnership shares	93,608,020	5,206,294
Redemption of partnership shares	(68,222,468)	(14,881,404)
Net cash provided by (used in) financing activities	25,385,552	(9,675,110)

Net Increase (Decrease) in Cash and Cash Equivalents	51,616,148	1,080,346

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	29,675,052	34,253,119
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$81,291,200	$35,333,465

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$70,906,110	$26,736,396
Equity in Trading Accounts:
Cash and cash equivalents	10,385,090	8,597,069
Total Cash, Cash Equivalents and Equity in Trading Accounts	$81,291,200	$35,333,465

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UGA, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Gasoline-Related Investments (as defined below). UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). As of September 30, 2020, UGA held 1,655 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2020, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2020.

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

NOTE 3 — FEES PAID BY THE FUNDS AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2020 and 2019, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $9,000 for UGA and, in the aggregate for UGA and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2020 and 2019, UGA incurred $7,860 and $4,284, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $150,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2020, USCF waived $143,709 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Total commissions accrued to brokers	$105,896	$31,733
Total commissions as annualized percentage of average total net assets	0.20%	0.11%
Commissions accrued as a result of rebalancing	$92,850	$29,940
Percentage of commissions accrued as a result of rebalancing	87.68%	94.35%
Commissions accrued as a result of creation and redemption activity	$13,046	$1,793
Percentage of commissions accrued as a result of creation and redemption activity	12.32%	5.65%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of gasoline futures contracts being held and traded.

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

All of the futures contracts held by UGA through September 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2020 and December 31, 2019, UGA held investments in money market funds in the amounts of $5,503,000 and $4,100,000, respectively. UGA also holds cash deposits with its custodian. As of September 30, 2020 and December 31, 2019, UGA held cash deposits and investments in Treasuries in the amounts of $75,788,200 and, $25,575,052 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$18.89	$31.06	$32.31	$22.74
Total income (loss)	1.18	(1.89)	(12.18)	6.53
Total expenses	(0.04)	(0.06)	(0.10)	(0.16)
Net increase (decrease) in net asset value	1.14	(1.95)	(12.28)	6.37
Net asset value, end of period	$20.03	$29.11	$20.03	$29.11

Total Return	6.03%	(6.28)%	(38.01)%	28.01%

Ratios to Average Net Assets
Total income (loss)	6.75%	(6.67)%	40.10%	26.50%
Management fees*	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees*	0.37%	0.28%	0.42%	0.34%
Expense waived*	(0.22)%	(0.13)%	(0.27)%	(0.19)%
Net expense excluding management fees*	0.15%	0.15%	0.15%	0.15%
Net income (loss)	6.56%	(6.86)%	39.54%	25.94%

*	Annualized.

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

The following table summarizes the valuation of UGA's securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$5,503,000	$5,503,000	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	846,414	846,414	–	–

The following table summarizes the valuation of UGA's securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$28,999,188	$28,999,188	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	10,332	10,332	–	–

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value at September 30, 2020	Fair Value at December 31, 2019
Futures - Commodity Contracts	Assets	$846,414	$10,332

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2020		For the nine months ended September 30, 2019
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) in Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$27,005,240		$10,277,030

	Change in unrealized gain (loss) on open positions		$836,082		$(806,413)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2020, UGA held 1,655 futures contracts for gasoline traded on the NYMEX. As of September 30, 2020, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2020, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. [For the nine months ended September 30, 2020, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2020. The price of the Benchmark Futures Contract started the period at $1.6905 per gallon. The high of the period was on February 20, 2020 when the price reached $1.7845 per gallon. The low of the period was on March 23, 2020 when the price dropped to $0.4947 per gallon. The period ended with the Benchmark Futures Contract at $1.1816 per gallon, a decrease of approximately (30.10)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $32.31 and ended the period at $20.03 on September 30, 2020, a decrease of approximately (38.01)% over the period. The Benchmark Futures Contract prices listed above began with the February 2020 contracts and ended with the November 2020 contracts. The decrease of approximately (30.10)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA's Benchmark.”

During the nine months ended September 30, 2020, the gasoline futures market began the year in contango and flipped to backwardation, and flipped back into contango. During periods of contango, the price of the near month gasoline futures contract is lower than the price of the next month gasoline futures contract or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline futures contract is higher than the price of the next month gasoline futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of September 30, 2020, UGA had issued 22,100,000 shares, 4,100,000 of which were outstanding. As of September 30, 2020, there were 57,900,000 shares registered but not yet issued. UGA has registered 80,000,000 shares since inception.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2020, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Average daily total net assets	$69,997,068	$38,185,405
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$197,865	$643,270
Annualized yield based on average daily total net assets	0.38%	2.25%
Management fee	$314,413	$171,364
Total fees and other expenses excluding management fees	$222,312	$96,251
Total amount of the expense waiver	$143,709	$53,412
Expenses before the allowance of the expense waiver	$536,725	$267,615
Expenses after the allowance of the expense waiver	$393,016	$214,203
Total commissions accrued to brokers	$105,896	$31,733
Total commissions as annualized percentage of average total net assets	0.20%	0.11%
Commissions accrued as a result of rebalancing	$92,850	$29,940
Percentage of commissions accrued as a result of rebalancing	87.68%	94.35%
Commissions accrued as a result of creation and redemption activity	$13,046	$1,793
Percentage of commissions accrued as a result of creation and redemption activity	12.32%	5.65%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and reporting fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended September 30, 2020	Three months ended September 30, 2019
Average daily total net assets	$103,309,143	$34,184,533
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$27,993	$187,372
Annualized yield based on average daily total net assets	0.11%	2.71%
Management fee	$155,811	$51,699
Total fees and other expenses excluding management fees	$94,879	$24,467
Total amount of the expense waiver	$55,927	$11,544
Expenses before the allowance of the expense waiver	$250,690	$76,166
Expenses after the allowance of the expense waiver	$194,763	$64,622
Total commissions accrued to brokers	$40,545	$9,632
Total commissions as annualized percentage of average total net assets	0.16%	0.11%
Commissions accrued as a result of rebalancing	$38,263	$8,458
Percentage of commissions accrued as a result of rebalancing	94.37%	87.81%
Commissions accrued as a result of creation and redemption activity	$2,282	$1,174
Percentage of commissions accrued as a result of creation and redemption activity	5.63%	12.19%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and reporting fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2020, the average daily change in the Benchmark Futures Contract was (0.035)%, while the average daily change in the per share NAV of UGA over the same time period was (0.039)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA's NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (0.391%). This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UGA tracks its benchmark.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to September 30, 2020, the average daily change in the Benchmark Futures Contract was 0.003%, while the average daily change in the per share NAV of UGA over the same time period was 0.002%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA's NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (0.291%). This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UGA tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2020. The second graph measures monthly changes since September 30, 2015 through September 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULT

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULT

An alternative tracking measurement of the return performance of UGA versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UGA, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that UGA’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the nine months ended September 30, 2020, the actual total return of UGA as measured by changes in its per share NAV was (38.01)%. This is based on an initial per share NAV of $32.31 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $20.03. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $20.02 as of September 30, 2020, for a total return over the relevant time period of (38.04)%. The difference between the actual per share NAV total return of UGA of (38.01)% and the expected total return based on the Benchmark Futures Contract of (38.04)% was a difference over the time period of 0.03%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2019, the actual total return of UGA as measured by changes in its per share NAV was 28.01%. This was based on an initial per share NAV of $22.74 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $29.11. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $28.80 as of September 30, 2019, for a total return over the relevant time period of 26.65%. The difference between the actual per share NAV total return of UGA of 28.01% and the expected total return based on the Benchmark Futures Contract of 26.65% was a difference over the time period of 1.36%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA's ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA's attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to UGA's NAV. When this income exceeds the level of UGA's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UGA may be higher than interest earned by UGA. As such, USCF anticipates that UGA could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2020, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULT

Near Month Price (XB1) vs One-Year Forward Price (XB13) - Priced in cents
(10 years ending 9/30/2020)*
400.00¢
350.00¢
300.00¢
250.00¢
200.00¢
150.00¢
100.00¢
50.00¢
0.00¢
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20
Near Month
13th Month

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2,010 and September 30, 2020. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULT

Near Month Price (XB1) minus One-Year Forward Price (XB13)
(10 years ending 9/30/2020)*
Backwardation Market
Contango Market
$1.00
$0.80
$0.60
$0.40
$0.20
$0.00
-$0.20
-$0.40
-$0.60
-$0.80
-$1.00
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2019 and held September 30, 2020 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (38.01)%, while the spot price of gasoline for immediate delivery during the same period decreased by (38.45)% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2018 and held to September 30, 2019 increased based upon the changes in the NAV for UGA shares on those days, by approximately (28.01)%, while the spot price of gasoline for immediate delivery during the same period increased by 27.38% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2020, gasoline prices traded in a range between $0.4118 and $1.7544. Gasoline declined (30.10)% from the end of 2019 through September 30, 2020, finishing the quarter at $1.1816.

The simultaneous demand and supply shocks from the COVID-19 pandemic and Saudi-Russia price war precipitated unparalleled risk and volatility in crude oil markets during the first half of 2020. Global demand for crude oil plummeted by as much as 30% in the spring of 2020 as workers around the world stopped driving, airlines cut flight schedules, and companies suspended operations. Meanwhile, U.S. crude oil supply reached 13 million barrels per day (mbd), capping a period of almost continuous growth since 2016. To offset the seemingly unstoppable U.S. production juggernaut, OPEC+ (a loose coalition between OPEC and non-member nations such as Russia and Mexico) had maintained an uneasy series of agreements to curtail their crude oil output in order to support crude oil prices. However, in early March of 2020, Russia refused Saudi Arabia's proposal to extend cuts in response to the COVID-19 demand shock. The kingdom retaliated with a massive production increase, launching an all-out price war in the middle of a pandemic. Although the members of OPEC+ reached a record-shattering agreement in mid-April of 2020, the implementation of new supply cuts came too late to prevent crude oil prices from plummeting to historic lows, culminating in a drop into negative territory for the May WTI crude oil futures contract on April 20, 2020.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, oil prices rose from all-time lows to stabilize around $40 per barrel in June, and gasoline prices rose above and ended the third quarter of 2020 at approximately $1.20. By the end of September 2020, gasoline inventories declined to 228,000 barrels, in line with seasonal levels over the last five years. U.S and China manufacturing PMI's, some GDP forecasts, and other pro-cyclical indicators, while less than rosy, have risen from substantial lows in the spring. However, unemployment in the United States and around the world remains significantly higher than it was before the COVID-19 pandemic. Looking ahead, the full impact of the world's initial response to the COVID-19 pandemic has not been determined, and an alarming spike in cases suggests that more economic pain may lie ahead. On the constructive side for oil and petroleum prices, OPEC+ compliance with the oil productions cuts has been high and production shut-ins in the United States are likely to continue affecting output. The U.S. Energy Information Administration expects crude oil production in the United States to average 11.6 mbd in 2020 and 11 mbd in 2021. A reduction in crude oil supply would reduce gasoline production as well. At this stage, it is impossible to predict whether crude oil or petroleum product prices will rise, fall, or remain stable. High risk remains in petroleum markets like gasoline until the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between September 30, 2010 and September 30, 2020, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline
Large Cap US Equities (S&P 500)	1.000	-0.419	0.965	0.450	0.337	0.225	0.531
US Gov't Bonds (BEUSG4 Index)		1.000	-0.407	-0.350	-0.365	-0.078	-0.309
Global Equities (FTSE World Index)			1.000	0.484	0.391	0.211	0.555
Crude Oil				1.000	0.770	0.042	0.732
Heating Oil					1.000	0.051	0.665
Natural Gas						1.000	0.132
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2020, gasoline was strongly correlated with movements in large cap U.S. equities, global equities, crude oil and diesel-heating oil, uncorrelated with natural gas and negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov't Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Natural Gas	Unleaded Gasoline

Large Cap US Equities (S&P 500)	1.000	-0.680	0.991	0.490	0.278	0.465	0.743
US Gov't Bonds (BEUSG4 Index)		1.000	-0.732	-0.501	-0.595	-0.386	-0.582
Global Equities (FTSE World Index)			1.000	0.554	0.377	0.442	0.787
Crude Oil				1.000	0.840	-0.003	0.878
Heating Oil					1.000	-0.113	0.696
Natural Gas						1.000	0.173
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA's account at its custodian bank and in Treasuries at the FCM. Income received from UGA's investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2020, UGA's expenses, pre and post expense waiver, exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2020, UGA used other assets to pay expenses. To the extent expenses exceed income, UGA's NAV will be negatively impacted.

UGA's investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2020, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of September 30, 2020, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $81,291,200 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2020, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA's financial position.

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

As of September 30, 2020, UGA's portfolio consisted of 1,655 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of September 30, 2020, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA's current holdings, please see UGA's website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2020, UGA limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UGA may be involved in legal proceedings arising primarily from the ordinary course of its business. UGA is not currently party to any material legal proceedings. In addition, USCF, as the general partner of UGA and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”). On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements. The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel. The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, asserting claims under the Securities Act of 1933 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the Securities Act of 1933, challenging disclosures in a March 19, 2020 registration statement. It alleged that defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 41 baskets (comprising 2,050,000 shares) during the third quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/20 to 7/31/20	700,000	$19.59
8/1/20 to 8/31/20	550,000	$20.41
9/1/20 to 9/30/20	800,000	$19.68
Total	2,050,000

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

Date: November 13, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2020

