Form 10-K
period 2020-12-31
United States Gasoline Fund, LP
filed 2021-02-26
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	⌧

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ⌧ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2020 was $116,542,500.

The registrant had 3,300,000 outstanding shares as of February 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Gasoline Fund, LP

Part I

Item 1. Business.

What is UGA?

The United States Gasoline Fund, LP (“UGA”) is a Delaware limited partnership organized on April 13, 2007. UGA maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. UGA is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). UGA’s shares began trading on February 26, 2008. It operates pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”), for delivery to the New York harbor), as measured by the daily changes in the price of a specified short-term futures contract on gasoline called the “Benchmark Futures Contract,” plus interest earned on UGA’s collateral holdings, less UGA’s expenses. The Benchmark Futures Contract is the futures contract on gasoline as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”).

UGA seeks to achieve its investment objective by investing in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments, include those allowing UGA to obtain greater liquidity, or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this annual report on Form 10-K.

In addition, USCF believes that market arbitrage opportunities cause the daily changes in UGA’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in UGA’s per share NAV on a percentage basis. USCF further believes that the daily changes in the prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of gasoline. USCF believes that the net effect of these relationships will be that the daily changes in the price of UGA’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of gasoline on a percentage basis, less UGA’s expenses.

Specifically, UGA seeks to achieve its investment objective by investing so that the average daily percentage change in UGA’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

Investors should be aware that UGA’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline, nor is UGA’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in UGA’s shares during the past year relative to a hypothetical direct investment in gasoline and, in the future, it is likely that the relationship between the market price of UGA’s shares and changes in the spot prices of gasoline will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as the general partner of UGA.

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Natural Gas Fund, LP (“UNG”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX") under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007 and “UNG” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s and UNG’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”), each of a series of United States Commodity Index Fund (“USCI”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

USCF is required to evaluate the credit risk of UGA to the futures commission merchants (“FCMs”), oversee the purchase and sale of UGA's shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UGA and manage UGA’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for UGA (the “Marketing Agent”), and The Bank of New York Mellon ("BNY Mellon"), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for,  UGA since April 1, 2020. Brown Brothers Harriman & Co. ("BBH&Co.") served as the administrator and custodian for UGA prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to UGA and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in UGA's operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UGA’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UGA’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

The Benchmark Futures Contract is changed from the near month contract to the next month contract over a four-day period. Each month, the Benchmark Futures Contract changes starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Futures Contract is based on a combination of the near month contract and the next month contract as follows: (1) day 1 consists of 75% of the then near month contract’s price plus 25% of the price of the next month contract, divided by 75% of the near month contract’s prior day’s price plus 25% of the price of the next month contract, (2) day 2 consists of 50% of the then near month contract’s price plus 50% of the price of the next month contract, divided by 50% of the near month contract’s prior day’s price plus 50% of the price of the next month contract, and (3) day 3 consists of 25% of the then near month contract’s price plus 75% of the price of the next month contract, divided by 25% of the near month contract’s prior day’s price plus 75% of the price of the next month contract. On day 4, the Benchmark Futures Contract is the next month contract to expire at that time and that contract remains the Benchmark Futures Contract until the beginning of the following month’s change in the Benchmark Futures Contract over a one-day period.

On each day during the four-day period, USCF anticipates it will “roll” UGA’s positions in Gasoline Interests by closing, or selling, a percentage of UGA’s positions in Gasoline Interests and reinvesting the proceeds from closing those positions in new Gasoline Interests that reflect the change in the Benchmark Futures Contract.

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

What is UGA’s Investment Strategy?

In managing UGA’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Futures Contracts or Other Gasoline-Related Investments , such as the Benchmark Futures Contract, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

UGA intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Futures Contracts or Other Gasoline-Related Investments, USCF believes that the daily changes in percentage terms of UGA’s NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of UGA. Additionally, Futures Contracts as traded on the NYMEX have closely tracked the spot price of gasoline for delivery to the New York harbor. Based on these expected interrelationships, USCF believes that the daily changes in the price of UGA’s shares traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track the daily changes in the spot price of gasoline, on a percentage basis. For performance data relating to UGA’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UGA’s Benchmark” in this annual report on Form 10-K.

As a specific benchmark, USCF endeavors to place UGA’s trades in Gasoline Interests and otherwise manage UGA’s investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

●	A is the average daily percentage change in UGA’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UGA calculates its per share NAV; and
●	B is the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UGA’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting UGA’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Gasoline-Related Investments. To the extent that UGA invests in Other Gasoline-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If UGA is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Gasoline-Related Investments, a substantial portion of UGA’s assets could be invested in accordance with such priority in Other Gasoline-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UGA’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Gasoline-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments include those allowing UGA to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UGA’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest UGA’s assets in Benchmark Futures Contracts having an aggregate notional amount exactly equal to UGA’s NAV. For example, as standardized contracts, the Benchmark Futures Contracts are for a specified amount of a particular commodity, and UGA’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, UGA may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contract through the use of Other Gasoline-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Futures Contract.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. These levels and position limits apply to the futures contracts that UGA invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price limits on futures contracts. The daily price limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for gasoline. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its gasoline contract as the NYMEX. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contracts for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2020, UGA held 1,353 NYMEX RBOB Gasoline Futures RB contracts. During the year ended December 31, 2020 UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because of UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract to expire during one day each month. For the year ended December 31, 2020, UGA did not exceed position limits imposed by the NYMEX and ICE Futures.

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC’s regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the “Position Limits Rule”).  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UGA’s trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of UGA to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UGA in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

Why Does UGA Purchase and Sell Futures Contracts?

UGA’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the Benchmark Futures Contract, plus interest earned on UGA’s collateral holdings, less UGA’s expenses. UGA invests primarily in Futures Contracts. UGA seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Gasoline-Related Investments) it holds.

In connection with investing in Futures Contracts and Other Gasoline-Related Investments, UGA holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UGA’s positions in Futures Contracts and Other Gasoline-Related Investments. For example, the purchase of a Futures Contract with a notional value of $10 million would not require UGA to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UGA would deposit the required margin with the FCMs and would separately hold, through its Custodian or FCMs, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9 million (assuming a 10% margin).

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

Spot Commodities

While the Futures Contracts traded on the exchange can be physically settled, UGA does not intend to take or make physical delivery. UGA may from time to time trade in Other Gasoline-Related Investments, including contracts based on the spot price of gasoline.

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

Although permitted to do so under the LP Agreement, UGA has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with this, UGA’s investment decisions will take into account the need for UGA to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UGA becoming leveraged, including by its holding of assets that have a high probability of causing the net asset value of the fund to be less than zero.

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

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to gasoline. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange- traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF’s Board.

UGA may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by UGA, the OTC component is the purchase or sale of one or more baskets of UGA’s shares. These EFRP transactions may expose UGA to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

UGA may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. UGA would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the reporting period of this annual report on Form 10-K, UGA limited its derivatives activities to futures contracts in gasoline and EFRP transactions.

Pyramiding

UGA has not employed and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon ("BNY Mellon"), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UGA and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

Marketing Agent

UGA also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Payments to Certain Third Parties

USCF or the Marketing Agent, or an affiliate of USCF or the Marketing Agent, may directly or indirectly make cash payments to certain broker-dealers for participating in activities that are designed to make registered representatives and other professionals more knowledgeable about exchange-traded funds and exchange-traded products, including UGA and the Related Public Funds, or for other activities, such as participation in marketing activities and presentations, educational training programs, conferences, the development of technology platforms and reporting systems.

Additionally, pursuant to written agreements, USCF may make payments, out of its own resources, to financial intermediaries in exchange for providing services in connection with the sale or servicing of the Fund’s shares, including waiving commissions on the purchase or sale of shares of participating exchange-traded products.

Payments to a broker-dealer or intermediary may create potential conflicts of interest between the broker-dealer or intermediary and its clients. The amounts described above, which may be significant, are paid by USCF and/or the Marketing Agent from their own resources and not from the assets of UGA or the Related Public Funds.

Futures Commission Merchants

RBC Capital Markets LLC

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC ("RBC Capital" or "RBC") to serve as UGA’s FCM, effective October 10, 2013. This agreement requires RBC Capital to provide services to UGA, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased or sold by or through RBC Capital for UGA’s account. For the period October 10, 2013 and after, UGA pays RBC Capital commissions for executing and clearing trades on behalf of UGA.

RBC Capital’s primary address is 3 World Financial Center, 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for UGA. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions, and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs and an action filed in Israel, remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the CEA, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

RCG Division of Marex Spectron

On May 28, 2020, UGA entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron (“RCG”) to serve as a FCM for UGA. This agreement requires RCG to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased or sold by or through RCG for UGA's account. Under this agreement, UGA pays RCG commissions for executing and clearing trades on behalf of UGA.

RCG’s primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. RCG is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RCG is a member of various U.S. futures and securities exchanges.

RCG is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RCG’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RCG with respect to issues raised in various investigations. RCG complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, RCG has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

RCG will act only as clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. RCG has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RCG will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UGA.

RCG is not affiliated with UGA or USCF. Therefore, neither USCF nor UGA believes that there are any conflicts of interest with RCG or its trading principals arising from its acting as UGA’s FCM.

E D & F Man Capital Markets Inc.

On June 5, 2020, UGA entered into a Customer Agreement E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for UGA. This agreement requires MCM to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased or sold by or through MCM for UGA's account. Under this agreement, UGA pays MCM commissions for executing and clearing trades on behalf of UGA.

MCM’s primary address is 140 East 45th Street, 10th Floor, New York, NY 10017. MCM is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MCM is a member of various U.S. futures and securities exchanges.

MCM is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MCM’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MCM with respect to issues raised in various investigations. MCM complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MCM has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MCM will act only as clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. MCM has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MCM will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UGA.

MCM is not affiliated with UGA or USCF. Therefore, neither USCF nor UGA believes that there are any conflicts of interest with MCM or its trading principals arising from its acting as UGA’s FCM.

Macquarie Futures USA LLC

On December 3, 2020, UGA engaged Macquarie Futures USA LLC (“MFUSA”) to serve as an additional futures commission merchant for UGA. The Customer Agreement between UGA and MFUSA requires MFUSA to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased or sold by or through MFUSA for UGA’s account. Under this agreement, UGA pays MFUSA commissions for executing and clearing trades on behalf of UGA.

MFUSA’s primary address is 125 West 55th Street, New York, NY 10019. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

MFUSA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MFUSA’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MFUSA with respect to issues raised in various investigations. MFUSA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MFUSA has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MFUSA will act only as clearing broker for UGA and as such will be paid commissions for executing and clearing trades on behalf of UGA. MFUSA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MFUSA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UGA.

MFUSA is not affiliated with UGA or USCF. Therefore, neither USCF nor UGA believes that there are any conflicts of interest with MFUSA or its trading principals arising from its acting as UGA’s FCM.

Commodity Trading Advisor

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UGA’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UGA and fluctuations in the prices of these assets could materially adversely affect an investment in UGA’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UGA could be lost.
●	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of UGA’s investments.

●	An investment in UGA may provide little or no diversification benefits. Thus, in a declining market, UGA may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UGA while incurring losses with respect to other asset classes.
●	Historical performance of UGA and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UGA’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	An investment in UGA is not a proxy for investing in the gasoline markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of UGA, may not correlate with daily percentage changes in the spot price of gasoline.
●	Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of gasoline.
●	Natural forces in the gasoline futures market known as “backwardation” and “contango” may increase UGA’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UGA’s investments, including its ability to fully invest in the Benchmark Futures Contract, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by UGA’s FCMs have the potential to cause tracking error by limiting UGA’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which could cause the price of UGA’s shares to substantially vary from the price of the Benchmark Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and UGA could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service ("IRS") does not accept the assumptions and conventions applied by UGA in allocating those items, with potential adverse consequences for an investor.
●	UGA could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	UGA is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UGA has a more complex tax treatment than traditional mutual funds.
●	If UGA is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of U.S. tax reform on UGA is uncertain.
●	UGA will be subject to credit risk with respect to counterparties to OTC contracts entered into by UGA or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of UGA

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
BBH&Co., Custodian and Administrator(3)

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UGA’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UGA’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UGA’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

BNY Mellon, Custodian and Administrator(4)

Provides custody, fund accounting fund administration and transfer agency services to UGA and the Related Public Funds' based on average AUM. The annual fees for UGA and the combined Related Public Funds' may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent	0.06% on UGA’s assets up to $3 billion and 0.04% on UGA’s assets in excess of $3 billion.
(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.]
(3)	BBH&Co. provided certain fund accounting and fund administration services to UGA through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of UGA since April 1, 2020.

Compensation to USCF

UGA is contractually obligated to pay USCF a management fee based on 0.60% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UGA’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UGA and Non-Affiliated Service Providers(5)

Service Provider	Compensation Paid by UGA
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
RCG Division of Marex Spectron, Futures Commission Merchant
E D & F Man Capital Markets Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
(5)	UGA pays this compensation.

New York Mercantile Exchange Licensing Fee(6) – 0.015% on all net assets.

(6)	Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of NAV on that day) and paid on a monthly basis. UGA is responsible for its pro rata share of the assets held by UGA and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UGA from Inception through December 31, 2020 in dollar terms:

Amount in
Expenses:	Dollar Terms
Amount Paid or Accrued to USCF:	$5,059,969
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$874,443
Other Amounts Paid or Accrued(7):	$3,277,767
Total Expenses Paid or Accrued:	$9,212,179
Expenses Waived(8):	$(2,388,957)
Total Expenses Paid or Accrued Including Expenses Waived:	$6,823,222
(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(8)	USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to pay such expenses in subsequent periods.

Expenses Paid or Accrued by UGA from Inception through December 31, 2020 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.61% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(9):	0.41% annualized
Total Expenses Paid or Accrued:	1.12% annualized
Expenses Waived(10):	(0.29)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.83% annualized
(9)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(10)	USCF has voluntarily agreed to pay certain expenses typically borne by UGA, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least. USCF has no obligation to pay such expenses in subsequent periods.

Other Fees. UGA also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $146,000 for the fiscal year ended December 31, 2020. In addition, UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2020 were $585,896 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2020 was $8,237.

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

Calculating Per Share NAV

UGA’s per share NAV is calculated by:

●	Taking the current market value of its total assets;
●	Subtracting any liabilities; and
●	Dividing that total by the total number of outstanding shares.

The Administrator calculates the per share NAV of UGA once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UGA investments (including Gasoline Futures Contracts not traded on the NYMEX, Other Gasoline-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among the Administrator, UGA and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UGA in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to UGA for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of UGA as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Futures Contracts on the NYMEX. The prices reported for the active Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of UGA’s investments.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which UGA’s shares are traded on the NYSE Arca, but real-time NYMEX trading prices for gasoline Futures Contracts traded on the NYMEX are not available. During such gaps in time, the indicative fund value will be calculated based on the end of day price of such Futures Contracts from the NYMEX immediately preceding trading session. In addition, other Gasoline Interests and Treasuries held by UGA will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

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

UGA reserves the right to adjust the Share price of UGA in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate net asset value per Share, but would have no effect on the net assets of the Fund or the proportionate voting rights of shareholders or limited partners.

Creation and Redemption of Shares

UGA creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UGA or the distribution by UGA of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UGA (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UGA, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to UGA for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UGA in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UGA or USCF, and no such person will have any obligation or responsibility to UGA or USCF to effect any sale or resale of shares. As of December 31, 2020, 11 Authorized Participants had entered into agreements with USCF on behalf of UGA. During the year ended December 31, 2020, UGA issued 158 Creation Baskets and redeemed (110) Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical gasoline market and the gasoline futures market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell gasoline or Gasoline Interests and may profit in these instances. USCF believes that the size and operation of the gasoline market make it unlikely that an Authorized Participant’s direct activities in the gasoline or securities markets will significantly affect the price of gasoline, Gasoline Interests or the price of the shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UGA for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and types of contracts specified shall be determined by USCF, in its sole discretion, to meet UGA’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each Creation Basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of UGA (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to UGA’s account with the Custodian the required amount of Treasuries and cash by the end of the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order dates. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UGA shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UGA’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

●	it determines that the investment alternative available to UGA at that time will not enable it to meet its investment objective;
●	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

●	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to UGA, the limited partners or its shareholders;
●	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or
●	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate UGA for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to UGA of $350 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of UGA at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Gasoline-Related Investments.

The prices of shares offered by Authorized Participants are expected to fall between UGA’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UGA in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either UGA or USCF, and no such person has any obligation or responsibility to USCF or UGA to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Gasoline-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Gasoline-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Use of Proceeds

USCF causes UGA to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UGA’s assets in Gasoline-Interests and investments in Treasuries, cash and/or cash equivalents. When UGA purchases a Futures Contract and certain exchange-traded Other Gasoline-Related Investments, UGA is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Gasoline Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Gasoline Interests will generally impose similar collateral requirements on UGA. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

●	held on deposit with the FCMs or other custodian;
●	used for other investments, and
●	held in bank accounts to pay current obligations and as reserves.

Approximately 5% to 30% of UGA’s assets have normally been committed as margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less than, such range. An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to UGA to hold trading positions at any time. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Gasoline Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Gasoline Interests, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts  and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UGA’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UGA will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UGA’s benefit. USCF invests the balance of UGA’s assets not invested in Gasoline Interests or held in margin as reserves to be available for changes in margin. All interest income is used for UGA’s benefit.

The assets of UGA posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

If UGA enters into a swap agreement, UGA must post both collateral and independent amounts to its swap counterparties. The amount of collateral UGA posts changes according to the amounts owed by UGA to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by UGA at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third-party custodian.

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

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels. Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of- the-money if the strike price is below current market levels.

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

UGA’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

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

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023. The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UGA’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UGA to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UGA in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

The Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government- sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UGA enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UGA to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UGA’s FCMs.

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

UGA’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UGA’s collateral holdings, less UGA’s expenses. UGA seeks to achieve its investment objective by investing so that the average daily percentage change in UGA’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. UGA’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in unleaded gasoline and to hedge against movements in the spot price of unleaded gasoline. An investment in UGA involves investment risk similar to a direct investment in Futures Contracts and Other Gasoline-Related Investments, but it is not a proxy for trading directly in gasoline markets. Investing in UGA also involves correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of unleaded gasoline will have an efficient hedge only if the price they pay for their shares closely correlates with the price of unleaded gasoline. In addition to investment risk and correlation risk, an investment in UGA involves tax risks, OTC risks, and other risks.

Investment Risk

The NAV of UGA’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UGA and fluctuations in the prices of these assets could materially adversely affect an investment in UGA’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UGA could be lost.

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

Economic conditions impacting gasoline. The demand for unleaded gasoline correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on unleaded gasoline prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest pandemics (e.g. COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for unleaded gasoline. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for unleaded gasoline.

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

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of UGA's investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread "work from home" measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasigovernmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the UGA. Public health crises caused by the COVID-19 outbreak may exacerbate other preexisting political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UGA and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair the UGA's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of UGA's service providers, adversely affect the value and liquidity of UGA's investments, and negatively impact the UGA's performance and your investment in UGA. The extent to which COVID-19 will affect UGA and UGA's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the UGA's investments could be impacted adversely.

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

Variables such as drought, floods, weather, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on unleaded gasoline prices and unleaded gasoline-linked instruments, including Futures Contracts and Other Gasoline-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UGA's investments to greater volatility than investments in traditional securities.

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

Historical performance of UGA and the Benchmark Futures Contracts is not indicative of future performance.

Past performance of UGA or the Benchmark Futures Contract is not necessarily indicative of future results. Therefore, past performance of UGA or the Benchmark Futures Contract should not be relied upon in deciding whether to buy shares of UGA.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of unleaded gasoline will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of unleaded gasoline. Investing in UGA’s shares for hedging purposes involves the following risks:

●	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
●	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	Daily percentage changes in the price of the Benchmark Futures Contract may not closely correlate with daily percentage changes in the price unleaded gasoline.

As of the date of this annual report on Form 10-K, significant market volatility has occurred in the oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing companies, a corresponding collapse in demand for oil and a lack of on-land storage for oil. Although the volatility has abated in recent months, future volatility cannot be predicted. Volatility in the gasoline market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, the COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit UGA's ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UGA could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Gasoline Related Investments.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

UGA’s NAV per share will change throughout the day as fluctuations occur in the market value of UGA’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with UGA by Authorized Participants in Redemption Baskets. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of UGA's shares in the market and other factors could cause UGA’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from UGA that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from UGA by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of gasoline and the Benchmark Futures Contract at any point in time. For example, a shortage of UGA shares in the market and other factors could cause UGA’s shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from UGA that could be resold into the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from UGA  by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium. See the risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, below.

The NAV of UGA’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which unleaded gasoline is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which unleaded gasoline trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global gasoline market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which unleaded gasoline is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in UGA’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.

It is possible that the daily percentage changes in UGA’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract. Non- correlation may be attributable to disruptions in the market for unleaded gasoline, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UGA approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, UGA may begin investing in Other Gasoline-Related Investments. In addition, UGA is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by UGA is reduced by expenses and transaction costs, including those incurred in connection with UGA’s trading activities, and increased by interest income from UGA’s holdings of Treasuries (defined below). Tracking the Benchmark Futures Contract requires trading of UGA’s portfolio with a view to tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

In addition, UGA is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by UGA is reduced by expenses and transaction costs, including those incurred in connection with UGA's trading activities, and increased by interest income from UGA's holdings of Treasuries (defined below). Tracking the Benchmark Futures Contract requires trading of UGA's portfolio with a view to tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

An investment in UGA is not a proxy for investing in the gasoline markets, and the daily percentage changes in the price of the Benchmark Future Contract, or the NAV of UGA, may not correlate with daily percentage changes in the spot price of unleaded gasoline.

An investment in UGA is not a proxy for investing in the gasoline markets. To the extent that investors use UGA as a means of indirectly investing in gasoline, there is the risk that the daily changes in the price of UGA’s shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of gasoline on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of UGA’s NAV; the changes in UGA’s NAV do not correlate closely with the changes in the price of the Benchmark Futures Contract; or the changes in the price of the Benchmark Futures Contract do not closely correlate with the changes in the cash or spot price of gasoline. This is a risk because if these correlations do not exist, then investors may not be able to use UGA as a cost-effective way to indirectly invest in gasoline or as a hedge against the risk of loss in gasoline-related transactions. The degree of correlation among UGA’s share price, the price of the Benchmark Futures Contract and the spot price of gasoline depends upon circumstances such as variations in the speculative gasoline market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Gasoline-Related Investments, and technical influences on trading gasoline futures contracts. Investors who are not experienced in investing in gasoline futures contracts or the factors that influence that market or speculative trading in the gasoline markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in UGA shares than such other investors with such experience and resources.

Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of gasoline.

The correlation between changes in prices of the Benchmark Futures Contract and the spot price of gasoline may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative gasoline market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Gasoline-Related Investments, and technical influences in gasoline futures trading.

Natural forces in the gasoline futures market known as “backwardation” and “contango” may increase UGA’s tracking error and/or negatively impact total return.

The design of UGA’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a one day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a gasoline futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in gasoline prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a gasoline futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in gasoline prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of gasoline, the impact of backwardation and contango may cause the total return of UGA’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling gasoline prices, a prolonged period of contango could have a significant negative impact on UGA’s per share NAV and total return and investors could lose part or all of their investment.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including "super contango" (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, and may continue to occur for an unknown duration, in the crude oil futures markets due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring. Volatility in the gasoline market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, the COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit UGA's ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UGA could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Gasoline Related Investments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UGA's investments, including its ability to fully invest in the Benchmark Futures Contract, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UGA is not) may hold, own or control. These levels and position limits apply to the futures contracts that UGA invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures, also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for gasoline. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its gasoline contract as the NYMEX. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contracts for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2020, UGA held 1,353 NYMEX RBOB Gasoline Futures RB contracts. As of December 31, 2020, UGA did not hold any Futures Contracts traded on the ICE Futures. For the year ended December 31, 2020, UGA did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract to expire beginning two weeks from expiration of the contract. For the year ended December 31, 2020, UGA did not exceed position limits imposed by the NYMEX or ICE Futures.

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNG’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNG to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNG in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10%  or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

Risk mitigation measures imposed by UGA’s FCMs have the potential to cause tracking error by limiting UGA’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which could cause the price of UGA’s shares to substantially vary from the price of the Benchmark Futures Contract.

UGA’s FCMs have discretion to impose limits on the positions that UGA may hold in the Benchmark Futures Contracts as well as certain other months. To date, UGA’s FCMs have not imposed any such limits. However, were UGA’s FCMs to impose limits, UGA’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract and other Futures Contracts could be severely limited, which could lead UGA to invest in other Futures Contracts or, potentially, Other Gasoline Related Investments. UGA could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit UGA from pursuing its investment objective in the same manner that it has historically and currently.

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of UGA’s FCMs could limit UGA’s ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Futures Contracts and other Futures Contracts. If this were the case, UGA may invest in other permitted investments, including Other Gasoline Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair UGA’s ability to meet its investment objective.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and UGA could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by UGA in allocating those items, with potential adverse consequences for an investor.

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

Valuing OTC derivatives may be less certain than actively traded financial instruments.

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

Other Risks

UGA is not leveraged.

UGA has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UGA's announced investment intentions, and any changes thereto, will take into account the need for UGA to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UGA becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

UGA may temporarily limit the offering of Creation Baskets.

UGA may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants in order to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective. UGA will announce to the market through the filing of a Current Report on Form 8-K if it intends to limit the offering of Creation Baskets at any time. In such case, orders for Creation Baskets will be considered for acceptance in the order they are received by UGA and UGA would continue to accept requests for redemption of its shares from Authorized Participants through Redemption Baskets during the period of the limited offering of Creation Baskets.

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

UGA is not actively managed and its investment objective is to track the Benchmark Futures Contract so that the average daily percentage change in UGA's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

UGA is not actively managed by conventional methods. Accordingly, if UGA’s investments in Gasoline Interests are declining in value, in the ordinary course, UGA will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Futures Contract or when UGA otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures, or to avoid UGA becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Gasoline-Related Investments to the extent possible. USCF will seek to cause the NAV of UGA’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

UGA's ability to invest in the Benchmark Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on UGA with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including UGA, with respect to UGA acquiring additional Futures Contracts, or UGA selling additional shares. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, UGA intends to buy or sell its permitted investments when UGA increases or decreases either its portfolio overall or its holdings of particular investments.

UGA may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

NYSE Arca may suspend UGA’s shares from trading on the exchange with or without prior notice to UGA, upon failure of UGA to comply with the NYSE’s listing requirements, or when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of UGA’s shares will continue to be met or will remain unchanged. If UGA were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

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

The liquidity of UGA's shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with, UGA through Creation Baskets or Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

Limited partners and shareholders do not participate in the management of UGA and do not control USCF, so they do not have any influence over basic matters that affect UGA.

The limited partners and shareholders take no part in the management or control, and have a minimal voice in UGA’s operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage UGA’s affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of UGA’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of UGA’s outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

UGA could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although UGA does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, it could become leveraged if UGA were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if UGA were to hold assets that have a value of less than zero.

USCF endeavors to have the value of UGA's Treasuries, cash and cash equivalents, whether held by UGA or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Gasoline-Related Investments. Although permitted to do so under its Limited Partnership Agreement, UGA has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, UGA's investment decisions will take into account the need for UGA to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UGA becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

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

USCF’s Board of Directors currently consists of four Management Directors, each of whom are also executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UGA, including their regulatory obligations.

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

USCF serves as the general partner or sponsor to each of UGA and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for UGA may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, UGA purchased gasoline futures contracts, this decision could impact

UGA's ability to purchase additional gasoline futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its Benchmark Futures Contract.

UGA may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UGA trades using the clearing broker to be used by UGA. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UGA.

UGA could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

UGA may terminate at any time, regardless of whether UGA has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by UGA or third parties or otherwise that would lead UGA to determine that it could no longer foreseeably meet its business objective or that UGA's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UGA unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of UGA could cause UGA to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UGA. UGA’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

UGA does not expect to make cash distributions.

UGA has not previously made any cash distributions and intends to reinvest any realized gains in additional Gasoline Interests rather than distributing cash to limited partners, or other shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, UGA generally does not expect to distribute cash to limited partners. An investor should not invest in UGA if the investor will need cash distributions from UGA to pay taxes on its share of income and gains of UGA, if any, or for any other reason. Nonetheless, although UGA does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Gasoline Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

An unanticipated number of Redemption Basket requests during a short period of time could have an adverse effect on UGA’s NAV.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by UGA during a relatively short period of time that substantially differs from past creation volumes, due to market volatility or otherwise, it could result in circumstances where, because of high demand for its shares, UGA may not have sufficient shares available for sale to satisfy demand. Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by UGA during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, occurrence of a pandemic like COVID-19, UGA may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UGA would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in UGA compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with UGA by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UGA's investment objective. Any potential impact to the market in shares of UGA that could occur from the Authorized Participant's inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

UGA may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

UGA may determine that UGA will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing UGA to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by UGA's current and other FCMs that limit UGA and other market participants from investing in particular gasoline futures contracts, UGA's management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, An unanticipated number of Creation Baskets requests during a short period of time could result in a shortage of shares, could also occur as a result of UGA determining to limit the offering of creation baskets.

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

The failure or bankruptcy of a clearing broker or UGA's Custodian could result in a substantial loss of UGA’s assets and could impair UGA in its ability to execute trades.

The CEA and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the CEA and CFTC regulations require FCMs and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the CEA and CFTC regulations will prevent losses to, or not materially adversely affect, UGA or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, UGA could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or UGA may not recover any assets at all. UGA may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, UGA would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCMs or an exchange’s clearing house if the customer property held by the FCMs or the exchange’s clearing house is insufficient to satisfy all customer claims.

Bankruptcy of a clearing FCMs can be caused by, among other things, the default of one of the FCM’s customers. In this event, the exchange’s clearing house is permitted to use the entire amount of margin posted by UGA (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, UGA could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

Notwithstanding that UGA could sustain losses upon the failure or bankruptcy of its FCM, the majority of UGA’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

The failure or bankruptcy of the Custodian could result in a substantial loss of UGA’s assets.

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

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. UGA and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including UGA, have established business continuity plans, there are inherent limitations in such plans.

General Risk Factors

Changes to U.S. tariff and import/export regulations could have a negative effect on UGA.

There has been ongoing discussion and commentary regarding significant changes that have been and could be made to U.S. trade policies, treaties and tariffs. The new U.S. presidential administration and U.S. Congress is in the process of revisiting and, in some cases, reversing changes made by the prior U.S. presidential administration and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and negatively impact UGA.

There is uncertainty surrounding potential legal, regulatory and policy changes by the new presidential administration in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020 and subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the energy sector, climate change, and the financial services industry, as well as changes in tax rates. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting the energy sector and financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect UGA's and its investments.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

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

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”).  The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff.  The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

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

As of December 31, 2020, UGA had approximately 11,306 holders of shares.

Dividends

UGA has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 28 baskets (comprising 1,400,000 shares) and 110 baskets (comprising 5,500,000 shares) for the three and twelve months ended December 31, 2020, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of	Average Price Per
Period	Shares Redeemed	Share
10/1/20 to 10/31/20	900,000	$19.56
11/1/20 to 11/30/20	300,000	20.98
12/1/20 to 12/31/20	200,000	23.54
Total	1,400,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2020, 2019, 2018, 2017 and 2016)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Total assets	$81,536	$29,762	$32,054	$48,759	$70,782
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$42,670	$12,807	$(11,949)	$111	$5,317
Net income (loss)	$42,507	$13,366	$(11,464)	$234	$5,123
Weighted average limited partnership shares	3,816,849	1,250,685	1,360,137	2,192,877	2,835,519
Net income (loss) per share	$(8.02)	$9.57	$(9.29)	$0.66	$2.07
Net income (loss) per weighted average share	$11.14	$10.69	$(8.43)	$0.11	$1.81
Cash and cash equivalents at end of year	$72,555	$26,679	$27,467	$41,234	$64,219

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of United States Gasoline Fund, LP (“UGA”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UGA’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UGA believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the natural gas markets and futures markets attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on UGA’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UGA’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UGA cannot assure investors that the projections included in these forward-looking statements will come to pass. UGA’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

UGA has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and UGA assumes no obligation to update any such forward-looking statements. Although UGA undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures   that UGA may make directly to them or through reports that UGA files in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of December 31, 2020, UGA held 1,353 futures contracts for gasoline traded on the NYMEX. As of December 31, 2020, UGA did not hold any Futures Contracts traded on ICE Futures. For the fiscal year ended December 31, 2020, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the fiscal year ended December 31, 2020, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, FINRA, CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

On October 15, 2020, the CFTC approved the Position Limits Rule.  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNG’s trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of UNG to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNG in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10% or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act"), which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as UGA. A portion of UGA's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UGA does not hold any non-government MMFs and does not anticipate investing in any non- government MMFs. However, if UGA invests in other types of MMFs besides government MMFs in the future, UGA could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Gasoline futures prices were volatile during the year ended December 31, 2020 and exhibited moderate daily swings along with an uneven upward trend during the year. The price of the Benchmark Futures Contract started the year at $1.6905 per gallon. The high of the year was on February 20, 2020 when the price reached $1.7845 per gallon. The low for the year was on March 23, 2020, which was $.4947 per gallon. The year ended with the Benchmark Futures Contract at $1.4101 per gallon, a decrease of approximately (16.59)% over the year (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the year at $32.31 and ended the year at $24.29 on December 31, 2020, a decrease of approximate (24.82)% over the year. The Benchmark Futures Contract prices listed above began with the February 2020 contracts and ended with the February 2021 contracts.  The decrease of approximately (16.59)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA's Benchmark.”

During the year ended December 31, 2020, the gasoline futures market began the year in contango and flipped to backwardation in the spring. During periods of contango, the price of the near month gasoline Futures Contract is lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market is in backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of December 31, 2020, UGA had issued 22,700,000 shares, 3,300,000 of which were outstanding. As of December 31, 2020, there were 57,300,000 shares registered but not yet issued. UGA has registered 80,000,000 shares since inception.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2020, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Per share net asset value, end of year	$24.29	$32.31
Average daily total net assets	$71,975,291	$36,615,148
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$206,012	$787,969
Annualized yield based on average daily total net assets	0.29%	2.15%
Management fee	$431,847	$219,691
Total fees and other expenses excluding management fees	$303,850	$121,078
Total amount of the expense waiver	$195,888	$66,155
Expenses before the allowance of the expense waiver	$735,697	$340,769
Expenses after the allowance of the expense waiver	$539,809	$274,614
Total commissions accrued to brokers	$137,982	$41,772
Total commissions as annualized percentage of average total net assets	0.19%	0.11%
Commissions accrued as a result of rebalancing	$122,376	$39,760
Percentage of commissions accrued as a result of rebalancing	88.69%	95.18%
Commissions accrued as a result of creation and redemption activity	$15,606	$2,012
Percentage of commissions accrued as a result of creation and redemption activity	11.31%	4.82%

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

The decrease in the per share NAV for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to lower prices for gasoline and the related decrease in the value of the Gasoline Futures Contracts in which UGA held and traded .

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2020, compared to the year ended December 31, 2019 was due primarily to UGA’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2020, the average daily change in the Benchmark Futures Contract was 0.702%, while the average daily change in the per share NAV of UGA over the same time period was 0.700%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (3.689)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UGA tracks its benchmark.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to December 31, 2020, the average daily change in the Benchmark Futures Contract was 0.010%, while the average daily change in the per share NAV of UGA over the same time period was 0.009%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (0.321)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UGA tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2020. The second graph measures monthly changes since December 31, 2015 through December 31, 2020.

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

For the year ended December 31, 2020, the actual total return of UGA as measured by changes in its per share NAV was (24.82)%. This is based on an initial per share NAV of $32.31 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $24.29. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $24.32 as of December 31, 2020, for a total return over the relevant time period of (24.73)%. The difference between the actual per share NAV total return of UGA of (24.82)% and the expected total return based on the Benchmark Futures Contract of (24.73)% was an error over the time period of (0.093)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2019, the actual total return of UGA as measured by changes in its per share NAV was 42.08%. This was based on an initial per share NAV of $22.74 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $32.31. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $31.88 as of December 31, 2019, for a total return over the relevant time period of 40.19%. The difference between the actual per share NAV total return of UGA of 42.08% and the expected total return based on the Benchmark Futures Contract of 40.19% was an error over the time period of 1.89%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or  sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2020.  Interest payments, and any other income, were retained within the portfolio and added to UGA's NAV. When this income exceeds the level of UGA's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UGA may be higher than interest earned by UGA. As such, USCF anticipates that UGA could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2020, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with regulatory limits, UGA may invest in Other Gasoline- Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between December 31, 2010 and December 31, 2020. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2019 and held until December 31, 2020 decreased based upon the changes in the NAV for UGA shares on those days, by approximately 24.82%, while the spot price of gasoline for immediate delivery during the same period decreased by 17.05% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2018 and held to December 31, 2019 increase based upon the changes in the NAV for UGA shares on those days, by approximately 42.11%, while the spot price of gasoline for immediate delivery during the same period increased by 28.26% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the year ended December 31, 2020, the price of unleaded gasoline in the United States traded in a range between $1.6978 and $0.4118. Gasoline declined 17.05% for the year ended December 31, 2020, finishing the quarter at $1.4084.

Crude Oil Market. During the twelve months ended September 30, 2020, crude oil prices traded in a range between $(37.63) to $63.27. (USO had already rolled out of the front month May WTI crude oil futures contract during the period when it went negative.) Crude oil declined (20.54)% from the end of 2019 through December 31, 2020 finishing the quarter at $48.52.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June through October.  Crude prices rose further in November and December to finish the year at $48.52. WTI crude oil inventories in the United States fell from a modern record of 541 million barrels (mb) in June to 493 mb by the end of 2020.  Meanwhile crude oil production in the United States declined below 10 mb per day during the second half of 2020 after peaking over 13 mb per day in March 2020. The full impact of the world's response to the COVID-19 pandemic still has not been determined, and the winter surge in cases coupled with slow vaccine rollouts suggest that more economic pain may lie ahead. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between December 31, 2010 and December 31, 2020, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
	Large Cap US	US Gov't	Equities
Gasoline - 10 Years	Equities	Bonds	(FTSE World				Unleaded
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.476	0.373	0.159	0.549
US Gov't Bonds (BEUSG4 Index)		1.000	(0.366)	(0.328)	(0.337)	(0.09)	(0.285)
Global Equities (FTSE World Index)			1.000	0.514	0.432	0.141	0.576
Crude Oil				1.000	0.78	(0.004)	0.739
Heating Oil					1.000	0.005	0.672
Natural Gas						1.000	0.083
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2020, gasoline was strongly correlated with movements in large cap U.S. equities, global equities, crude oil and diesel-heating oil, uncorrelated with natural gas and negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
	Large Cap US	US Gov't	Equities
Gasoline - 1 Year	Equities	Bonds	(FTSE World		Heating	Natural	Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	Index)	Crude Oil	Oil	Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	(0.537)	0.99	0.54	0.393	0.225	0.763
US Gov't Bonds (BEUSG4 Index)		1.000	(0.569)	(0.477)	(0.53)	(0.546)	(0.536)
Global Equities (FTSE World Index)			1.000	0.588	0.493	0.157	0.789
Crude Oil				1.000	0.846	(0.109)	0.886
Heating Oil					1.000	(0.217)	0.713
Natural Gas						1.000	0.013
Unleaded Gasoline							1.000
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

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in UGA’s annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA's account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA's investments in money market funds and Treasuries is paid to UGA. During the year ended December 31, 2020, UGA's expenses exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2019, UGA's expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, UGA's NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2020, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of UGA by following various trading limitations and policies. In particular, UGA generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Gasoline-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UGA to limit its credit exposure. An FCM, when acting on behalf of UGA in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UGA's assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account UGA's assets related to foreign Futures Contracts.

In the future, UGA may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2020, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $79,722,412 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2020, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA‘s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2020, UGA's portfolio held 1,353 Futures Contracts traded on the NYMEX. As of December 31, 2020 UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA's current holdings, please see UGA's website at www.uscfinvestments.com.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by the Board. Furthermore, USCF on behalf of UGA only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UGA will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the reporting period of this annual report on Form 10-K, UGA has limited its OTC activities to EFRP transactions.

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

Item 8. Financial Statements and Supplementary Data.

United States Gasoline Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UGA’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2020, UGA’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Gasoline Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Gasoline Fund, LP (the “Fund”) as of December 31, 2020 and 2019, including the schedule of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Gasoline Fund, LP as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spicer Jeffries LLP

We have served as the Fund’s auditor since 2008.

Denver, Colorado

February 26, 2021

United States Gasoline Fund, LP

Statements of Financial Condition

At December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $72,554,979 and $26,678,989, respectively) (Notes 2 and 5)	$72,554,979	$26,678,989
Equity in trading accounts:
Cash and cash equivalents (at cost $7,167,433 and $2,996,063, respectively)	7,167,433	2,996,063
Unrealized gain (loss) on open commodity futures contracts	1,613,858	10,332
Receivable from General Partner (Note 3)	195,888	66,155
Dividends receivable	48	7,719
Interest receivable	2,724	1,506
Prepaid insurance*	826	935
ETF transaction fees receivable	350	—

Total Assets	$81,536,106	$29,761,699

Liabilities and Partners’ Capital
Payable due to Broker	$—	$524,417
Payable for shares redeemed	1,206,970	—
General Partner management fees payable (Note 3)	39,960	16,067
Professional fees payable	117,792	138,727
Brokerage commissions payable	8,231	1,353
Directors’ fees payable*	1,076	1,190
License fees payable	3,211	662

Total Liabilities	1,377,240	682,416

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	80,158,866	29,079,283
Total Partners’ Capital	80,158,866	29,079,283

Total Liabilities and Partners’ Capital	$81,536,106	$29,761,699

Limited Partners’ shares outstanding	3,300,000	900,000
Net asset value per share	$24.29	$32.31
Market value per share	$24.31	$32.36

*   Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Schedule of Investments

At December 31, 2020

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Future RB February 2021 contracts, expiring January 2021*	$78,516,484	1,353	$1,613,858	2.01

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	200,000	$200,000	0.25
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	5,303,000	5,303,000	6.62
Total United States Money Market Funds		$5,503,000	6.87

#   Reflects the 7-day yield at December 31, 2020.

*   Collateral amounted to $7,167,433 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Schedule of Investments

December 31, 2019

Value/
Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB February 2020 contracts, expiring January 2020*	$29,100,078	410	$10,332	0.04

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.03%, 1/09/2020	$1,000,000	$999,553	3.44
2.01%, 1/16/2020	1,000,000	999,173	3.44
2.04%, 1/23/2020	1,000,000	998,767	3.43
2.02%, 1/30/2020	1,000,000	998,390	3.43
1.90%, 2/06/2020	1,000,000	998,123	3.43
1.87%, 2/13/2020	1,000,000	997,784	3.43
1.85%, 2/20/2020	1,000,000	997,451	3.43
1.85%, 2/27/2020	1,000,000	997,103	3.43
1.83%, 3/05/2020	2,000,000	1,993,541	6.86
1.84%, 3/19/2020	1,000,000	996,057	3.43
1.88%, 3/26/2020	1,000,000	995,608	3.42
1.70%, 4/02/2020	1,000,000	995,681	3.42
1.64%, 4/09/2020	2,000,000	1,991,035	6.85
1.60%, 4/16/2020	1,000,000	995,318	3.42
1.60%, 4/23/2020	1,000,000	995,009	3.42
1.59%, 4/30/2020	1,000,000	994,750	3.42
1.54%, 5/07/2020	1,000,000	994,620	3.42
1.55%, 5/14/2020	1,000,000	994,268	3.42
1.55%, 5/21/2020	1,000,000	993,988	3.42
1.58%, 5/28/2020	1,000,000	993,546	3.42
1.53%, 6/04/2020	1,000,000	993,456	3.42
1.53%, 6/11/2020	1,000,000	993,149	3.41
1.54%, 6/18/2020	1,000,000	992,818	3.41
Total Treasury Obligations		24,899,188	85.62

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	500,000	500,000	1.72
Goldman Sachs Financial Square Funds - Government Fund - Class FS	3,600,000	3,600,000	12.38
Total Money Market Funds		4,100,000	14.10
Total Cash Equivalents		$28,999,188	99.72

*   Collateral amounted to $2,996,063 on open futures contracts.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$41,204,932	$10,449,487	$(6,219,221)
Change in unrealized gain (loss) on open commodity futures contracts	1,603,526	2,399,027	(5,687,463)
Realized gain (loss) on short-term investments	7,730	—	(420)
Dividend income	50,122	199,099	38,339
Interest income*	155,890	588,870	724,902
ETF transaction fees	24,150	4,550	6,650

Total Income (Loss)	$43,046,350	$13,641,033	$(11,137,213)

Expenses
General Partner management fees (Note 3)	$431,847	$219,691	$261,469
Professional fees	146,835	65,523	197,150
Brokerage commissions	137,982	41,772	42,294
Directors’ fees and insurance	8,237	8,291	7,560
License fees	10,796	5,492	6,537
Total Expenses	735,697	340,769	515,010
Expense waiver	(195,888)	(66,155)	(188,173)
Net Expenses	539,809	274,614	326,837
Net Income (Loss)	$42,506,541	$13,366,419	$(11,464,050)
Net Income (Loss) per limited partner share	$(8.02)	$9.57	$(9.29)
Net Income (Loss) per weighted average limited partner share	$11.14	$10.69	$(8.43)
Weighted average limited partner shares outstanding	3,816,849	1,250,685	1,360,137

*   Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2020, 2019 and 2018

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Balances at beginning of year	$29,079,283	$31,830,449	$48,047,932
Addition of 7,900,000, 200,000 and 550,000 partnership shares, respectively	105,098,000	5,206,294	16,294,842
Redemption of (5,500,000), 700,000 and 650,000 partnership shares, respectively	(96,524,958)	(21,323,879)	(21,048,275)
Net income (loss)	42,506,541	13,366,419	(11,464,050)

Balances at end of year	$80,158,866	$29,079,283	$31,830,449

*   General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

	Year ended December	Year ended December	Year ended December
	31, 2020	31, 2019	31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$42,506,541	$13,366,419	$(11,464,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,603,526)	(2,399,027)	5,687,463
(Increase) decrease in receivable from General Partner	(129,733)	122,018	43,006
(Increase) decrease in dividends receivable	7,671	(7,719)	1,962
(Increase) decrease in interest receivable	(1,218)	(704)	192
(Increase) decrease in prepaid insurance*	109	(171)	(163)
(Increase) decrease in ETF transaction fees receivable	(350)	—	—
Increase (decrease) in payable due to Broker	(524,417)	524,417	(496,140)
Increase (decrease) in General Partner management fees payable	23,893	231	(9,203)
Increase (decrease) in professional fees payable	(20,935)	(65,952)	33,978
Increase (decrease) in brokerage commissions payable	6,878	—	(1,610)
Increase (decrease) in directors’ fees payable*	(114)	152	(104)
Increase (decrease) in license fees payable	2,549	(146)	(570)
Increase decrease in registration fees payable	—	—	(14,795)
Net cash provided by (used in) operating activities	40,267,348	11,539,518	(6,220,034)

Cash Flows from Financing Activities:
Addition of partnership shares	105,098,000	5,206,294	16,294,842
Redemption of partnership shares	(95,317,988)	(21,323,879)	(21,048,275)
Net cash provided by (used in) financing activities	9,780,012	(16,117,585)	(4,753,433)

Net Increase (Decrease) in Cash and Cash Equivalents	50,047,360	(4,578,067)	(10,973,467)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	29,675,052	34,253,119	45,226,586
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$79,722,412	$29,675,052	$34,253,119

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$72,554,979	$26,678,989	$27,466,999
Equity in Trading Accounts:
Cash and cash equivalents	7,167,433	2,996,063	6,786,120
Total Cash, Cash Equivalents and Equity in Trading Accounts	$79,722,412	$29,675,052	$34,253,119

*   Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Notes to Financial Statements

For the years ended December 31, 2020, 2019 and 2018

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Gasoline Fund, LP (“UGA”) was organized as a limited partnership under the laws of the state of Delaware on April 13, 2007. UGA is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). UGA’s shares began trading on February 26, 2008. Prior to November 25, 2008, UGA’s shares traded on the American Stock Exchange (the “AMEX”). UGA will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management and control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of UGA is for the daily changes in percentage terms of its shares’ NAV per share to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”), for delivery to the New York harbor), as measured by the daily changes in the price of a specified short-term futures contract on gasoline called the “Benchmark Futures Contract,” plus interest earned on UGA’s collateral holdings, less UGA’s expenses. The Benchmark Futures Contract is the futures contract on gasoline as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire.

UGA seeks to achieve its investment objective by investing in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments, include those allowing UGA to obtain greater liquidity, or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this notes to the financial statements.

In addition, USCF believes that market arbitrage opportunities cause the daily changes in UGA’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in UGA’s per share NAV on a percentage basis. USCF further believes that the daily changes in the prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of gasoline. USCF believes that the net effect of these relationships will be that the daily changes in the price of UGA’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of gasoline on a percentage basis, less UGA’s expenses.

Specifically, UGA seeks to achieve its investment objective by investing so that the average daily percentage change in UGA’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

Investors should be aware that UGA’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of gasoline or any particular futures contract based on gasoline, nor is UGA’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in UGA’s shares during the past year relative to a hypothetical direct investment in gasoline and, in the future, it is likely that the relationship between the market price of UGA’s shares and changes in the spot prices of gasoline will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

As of December 31, 2020, UGA held 1,353 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF serves as the general partner of UGA. USCF also served as also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”) and the United States 12 Month Oil Fund, LP (“USL”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”).

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), as Delaware statutory trust, and each of its series: the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

Authorized Participants pay  a transaction fee to UGA of $350 per order placed to create one or more Creation Baskets or to redeem one or more baskets ("Redemption Baskets"), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of December 31, 2020, UGA had registered a total of 80,000,000 shares.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UGA is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. UGA earns income on funds held at the custodian or futures commission merchants ("FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UGA is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UGA receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UGA’s statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2020, 2019 and 2018, UGA did not incur in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $8,237 for UGA and, in the aggregate for UGA and the Related Public Funds, $585,896. For the year ended December 31, 2019, these fees and expenses were $556,951 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2019 was $8,291. For the year ended December 31, 2018, these fees and expenses were $521,689 for UGA and the Related Public Funds. UGA’s portion of such fees and expenses for the year ended December 31, 2018 was $7,560.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2020, 2019 and 2018, UGA incurred $10,796, $5,492 and $6,537, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $146,000 for the year ending December 31, 2020, approximately $65,000 for the year ended December 31, 2019 and approximately $150,000 for the year ended December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2020, USCF waived $195,888 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

UGA entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UGA's FCM effective October 10, 2013.  UGA has engaged each of RCG Division of Marex Spectron ("RCG"), E D & F Man Capital Markets Inc. ("MCM") and Macquarie Futures USA LLC ("MFUSA") to serve as an additional FCM to UGA effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UGA's FCMs require the FCMs to provide services to UGA in connection with the purchase and sale of Gasoline Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through the applicable FCM for UGA’s account. In accordance with the FCM agreements, UGA pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Gasoline Futures Contracts and options on Gasoline Futures Contracts. Such fees include those incurred when purchasing Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Gasoline Futures Contracts and options on Gasoline Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Gasoline Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Total commissions accrued to brokers	$137,982	$41,772	$42,294
Total commissions as annualized percentage of average total net assets	0.19%	0.11%	0.10%
Commissions accrued as a result of rebalancing	$122,376	$39,760	$40,992
Percentage of commissions accrued as a result of rebalancing	88.69%	95.18%	96.92%
Commissions accrued as a result of creation and redemption activity	$15,606	$2,012	$1,302
Percentage of commissions accrued as a result of creation and redemption activity	11.31%	4.82%	3.08%

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of gasoline futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

All of the futures contracts held by UGA through December 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2020 and December 31, 2019, UGA held investments in money market funds in the amounts of $5,503,000 and $4,100,000, respectively. UGA also holds cash deposits with its custodian. As of December 31, 2020 and December 31, 2019, UGA held cash deposits and investments in Treasuries in the amounts of $74,219,412 and $25,575,052 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended December	Year ended December	Year ended December
	31, 2020	31, 2019	31, 2018

Per Share Operating Performance:
Net asset value, beginning of year	$32.31	$22.74	$32.03
Total income (loss)	(7.88)	9.79	(9.05)
Total expenses	(0.14)	(0.22)	(0.24)
Net increase (decrease) in net asset value	(8.02)	9.57	(9.29)
Net asset value, end of year	$24.29	$32.31	$22.74

Total Return	(24.82)%	42.08%	(29.00)%

Ratios to Average Net Assets
Total income (loss)	59.81%	37.26%	(25.56)%
Management fees	0.60%	0.60%	0.60%
Expenses excluding management fees	0.42%	0.33%	0.58%
Expense waived	(0.27)%	(0.18)%	(0.43)%
Net expense excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	59.06%	36.51%	(26.31)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UGA.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(23,999,896)	$45,098,421	$6,969,392	$14,978,433
Total Expenses	65,240	220,795	250,690	198,972
Expense Waivers	(17,650)	(70,132)	(55,927)	(52,179)
Net Expenses	47,590	150,663	194,763	146,793
Net Income (Loss)	$(24,047,486)	$44,947,758	$6,774,629	$14,831,640
Net Income (Loss) per Share	$(22.10)	$8.68	$1.14	$4.26

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$10,223,584	$2,175,067	$(2,280,914)	$3,523,296
Total Expenses	105,844	85,605	76,166	73,154
Expense Waivers	(32,492)	(9,376)	(11,544)	(12,743)
Net Expenses	73,352	76,229	64,622	60,411
Net Income (Loss)	$10,150,232	$2,098,838	$(2,345,536)	$3,462,885
Net Income (Loss) per Share	$6.74	$1.58	$(1.95)	$3.20

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

The following table summarizes the valuation of UGA’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$5,503,000	$5,503,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,613,858	$1,613,858	$—	$—

The following table summarizes the valuation of UGA’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$28,999,188	$28,999,188	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	10,332	10,332	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not
Accounted for
as Hedging	Statements of Financial	Fair Value at	Fair Value at
Instruments	Condition Location	December 31, 2020	December 31, 2019
Futures - Commodity Contracts	Assets	$1,613,858	$10,332

The Effect of Derivative Instruments on the Statements of Operations
		For the year ended		For the year ended		For the year ended
		December 31, 2020		December 31, 2019		December 31, 2018
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$41,204,932		$10,449,487		$(6,219,221)

	Change in unrealized gain (loss) on open positions		$1,603,526		$2,399,027		$(5,687,463)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the Fund’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Fund has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UGA has no executive officers. Pursuant to the terms of the LP Agreement, UGA’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	58	Management Director, Vice President
Andrew F. Ngim	60	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	61	Management Director
John P. Love	49	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	57	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	62	Chief Compliance Officer
Ray W. Allen	64	Portfolio Manager
Kevin A. Baum	50	Chief Investment Officer
Gordon L. Ellis	74	Independent Director
Malcolm R. Fobes III	56	Independent Director
Peter M. Robinson	63	Independent Director

Ray W. Allen, 64, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) USOU and USOD from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 50, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 57, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. ("Concierge"), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015,

Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 58, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co- founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 49, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 60, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 61, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 62, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 74, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 56, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 63, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UGA. Ray W. Allen and Andrew F. Ngim make trading and investment decisions for UGA. Ray W. Allen, Andrew F. Ngim and Kevin Sheehan execute trades on behalf of UGA. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kevin Sheehan, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum, Kevin Sheehan and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Mr. John P. Love, who also serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UGA’s independent auditors and the oversight of UGA’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UGA’s customers, employees, suppliers and the communities impacted by UGA. The non- management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UGA’s Corporate Governance Policy.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UGA and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UGA, including Futures Contracts and Other Gasoline-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UGA. The policies, among other things, limit UGA’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the

Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UGA does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf UGA of and other entities controlled by USCF. UGA does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UGA pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily total net assets. For 2020, UGA accrued aggregate management fees of $431,847.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2020, by the directors of USCF. UGA’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2020 was $8,237.

Change in
Pension Value
	Fees Earned			Non-Equity	and Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
Name	in Cash	Awards	Awards	Compensation	Compensation Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$1,494	NA	NA	NA	$—	$—	$1,494
Gordon L. Ellis	$1,494	NA	NA	NA	$—	$—	$1,494
Malcolm R. Fobes III(1)	$1,793	NA	NA	NA	$—	$—	$1,793

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of UGA. In addition, UGA is not aware of any 5% holder of its shares as of February 10, 2021.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UGA by its independent auditors for the last two fiscal years are as follows:

	2020	2019
Audit fees	$45,000	$45,000
Audit-related fees
Tax fees
All other fees
	$45,000	$45,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 68.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit NumberDescription of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(9)	Third Amended and Restated Agreement of Limited Partnership.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(16)	Description of Securities.
10.1(10)	Form of Authorized Participant Agreement.
10.2(3)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.3(4)	Third Amendment Agreement to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.4(12)	Form of Custody Agreement with The Bank of New York Mellon.
10.5(12)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.6(12)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.7(7)	Marketing Agent Agreement.
10.8(5)	Amendment Agreement to the Marketing Agent Agreement.
10.9(6)	Amendment No. 2 to the Marketing Agent Agreement.
10.10(2)	Amendment No. 3 to the Marketing Agent Agreement.
10.11(11)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(13)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(14)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14(15)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(17)	Consent of Independent Registered Public Accounting Firm.
31.1(17)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(17)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(17)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(17)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-142206) filed on April 18, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 13, 2013.
(3)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333- 162717) filed on October 28, 2009.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(10)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195419), filed on March 31, 2016.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 20, 2020.
(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Gasoline Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date:	February 26, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 26, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 26, 2021
Nicholas D. Gerber
/s/ John P. Love	Management Director	February 26, 2021
John P. Love
/s/ Andrew F Ngim	Management Director	February 26, 2021
Andrew F Ngim
/s/ Robert L. Nguyen	Management Director	February 26, 2021
Robert L. Nguyen
/s/ Peter M. Robinson	Independent Director	February 26, 2021
Peter M. Robinson
/s/ Gordon L. Ellis	Independent Director	February 26, 2021
Gordon L. Ellis
/s/ Malcolm R. Fobes III	Independent Director	February 26, 2021
Malcolm R. Fobes III