Form 10-Q
period 2021-03-31
United States Gasoline Fund, LP
filed 2021-05-07
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 3,250,000 outstanding shares as of April 26, 2021.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $100,502,574 and $72,554,979, respectively) (Notes 2 and 5)	$100,502,574	$72,554,979
Equity in trading accounts:
Cash and cash equivalents (at cost $14,583,863 and $7,167,433, respectively)	14,583,863	7,167,433
Unrealized gain (loss) on open commodity futures contracts	(4,930,321)	1,613,858
Receivable from General Partner (Note 3)	35,397	195,888
Dividends receivable	1,130	48
Interest receivable	2,276	2,724
Prepaid insurance*	20,643	826
ETF transaction fees receivable	—	350

Total Assets	$110,215,562	$81,536,106

Liabilities and Partners' Capital
Payable for shares redeemed	$—	$1,206,970
General Partner management fees payable (Note 3)	58,028	39,960
Professional fees payable	64,762	117,792
Brokerage commissions payable	9,924	8,231
Directors’ fees payable*	1,398	1,076
License fees payable	3,956	3,211

Total Liabilities	138,068	1,377,240

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	—	—
Limited Partners	110,077,494	80,158,866
Total Partners' Capital	110,077,494	80,158,866

Total Liabilities and Partners' Capital	$110,215,562	$81,536,106

Limited Partners' shares outstanding	3,500,000	3,300,000
Net asset value per share	$31.45	$24.29
Market value per share	$31.51	$24.31
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

Fair
Value/Unrealized
Gain (Loss) on
			Open	% of
	Notional	Number of	Commodity	Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Future RB May 2021 contracts, expiring April 2021*	$114,975,315	1,337	$(4,930,321)	(4.48)

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 5/06/2021	$10,000,000	$9,999,615	9.08
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	60,200,000	60,200,000	54.69
Morgan Stanley Institutional Liquidity Funds - Government Portfolio, 0.03%#	16,000,000	16,000,000	14.53
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	10,103,000	10,103,000	9.18
Total United States Money Market Funds		86,303,000	78.40
Total Cash Equivalents		$96,302,615	87.48
#	Reflects the 7-day yield at March 31, 2021.
*	Collateral amounted to $14,583,863 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$30,354,211	$(20,981,974)
Change in unrealized gain (loss) on open commodity futures contracts	(6,544,179)	(3,131,625)
Realized gain (loss) on short-term investments	—	7,730
Dividend income	1,232	4,817
Interest income*	8,971	94,856
ETF transaction fees	1,750	6,300
Total Income (Loss)	$23,821,985	$(23,999,896)

Expenses
General Partner management fees (Note 3)	$147,238	$38,071
Professional fees	39,116	11,220
Brokerage commissions	26,647	13,120
Directors' fees and insurance	2,763	1,877
License fees	3,681	952
Total Expenses	219,445	65,240
Expense waiver (Note 3)	(35,397)	(17,650)
Net Expenses	$184,048	$47,590
Net Income (Loss)	$23,637,937	$(24,047,486)
Net Income (Loss) per limited partner share	$7.16	$(22.10)
Net Income (Loss) per weighted average limited partner share	$6.97	$(21.79)
Weighted average limited partner shares outstanding	3,390,556	1,103,846
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020

Balances at beginning of period	$80,158,866	$29,079,283
Addition of 300,000 and 2,050,000 partnership shares, respectively	9,424,176	26,891,768
Redemption of (100,000) and (150,000) partnership shares, respectively	(3,143,485)	(3,329,907)
Net income (loss)	23,637,937	(24,047,486)

Balances at end of period	$110,077,494	$28,593,658
*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$23,637,937	$(24,047,486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	6,544,179	3,131,625
(Increase) decrease in receivable from General Partner	160,491	(17,650)
(Increase) decrease in dividends receivable	(1,082)	7,345
(Increase) decrease in interest receivable	448	1,499
(Increase) decrease in prepaid insurance*	(19,817)	(2,421)
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	—	(524,417)
Increase (decrease) in General Partner management fees payable	18,068	(5,085)
Increase (decrease) in professional fees payable	(53,030)	(77,989)
Increase (decrease) in brokerage commissions payable	1,693	840
Increase (decrease) in directors' fees payable*	322	(338)
Increase (decrease) in license fees payable	745	(254)
Net cash provided by (used in) operating activities	30,290,304	(21,534,331)

Cash Flows from Financing Activities:
Addition of partnership shares	9,424,176	24,234,983
Redemption of partnership shares	(4,350,455)	(3,329,907)
Net cash provided by (used in) financing activities	5,073,721	20,905,076

Net Increase (Decrease) in Cash and Cash Equivalents	35,364,025	(629,255)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	79,722,412	29,675,052
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$115,086,437	$29,045,797

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$100,502,574	$14,801,908
Equity in Trading Accounts:
Cash and cash equivalents	14,583,863	14,243,889
Total Cash, Cash Equivalents and Equity in Trading Accounts	$115,086,437	$29,045,797
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2021 (Unaudited)

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

As of March 31, 2021, UGA held 1,337 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2021, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2021 and 2020, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $29,000 for UGA and, in the aggregate for UGA and the Related Public Funds, $1,223,400.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2021 and 2020, UGA incurred $3,681 and $952, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $175,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods and plans to terminate such expense waiver as of April 30, 2021. For the three months ended March 31, 2021, USCF waived $35,397 of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements and will terminate on April 30, 2021.

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

Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for UGA and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to UGA and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

UGA entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UGA’s FCM effective October 10, 2013.  UGA has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM to UGA effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UGA’s FCMs require the FCMs to provide services to UGA in connection with the purchase and sale of Gasoline Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through the applicable FCM for UGA’s account. In accordance with the FCM agreements, UGA pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Gasoline Futures Contracts and options on Gasoline Futures Contracts. Such fees include those incurred when purchasing Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Gasoline Futures Contracts and options on Gasoline Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Gasoline Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Total commissions accrued to brokers	$26,647	$13,120
Total commissions as annualized percentage of average total net assets	0.11%	0.21%
Commissions accrued as a result of rebalancing	$26,281	$10,378
Percentage of commissions accrued as a result of rebalancing	98.63%	79.10%
Commissions accrued as a result of creation and redemption activity	$366	$2,742
Percentage of commissions accrued as a result of creation and redemption activity	1.37%	20.90%

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of gasoline futures contracts being held and traded.

NYMEX Licensing Agreement

UGA and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on UGA and reflect the consequences as appropriate in UGA’s accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on UGA and its investments.

All of the futures contracts held by UGA through March 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA's cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2021 and December 31, 2020, UGA held investments in money market funds in the amounts of $86,303,000 and $5,503,000, respectively. UGA also holds cash deposits with its custodian. As of March 31, 2021 and December 31, 2020, UGA held cash deposits and investments in Treasuries in the amounts of $28,783,437 and $74,219,412 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$24.29	$32.31
Total income (loss)	7.21	(22.06)
Total expenses	(0.05)	(0.04)
Net increase (decrease) in net asset value	7.16	(22.10)
Net asset value, end of period	$31.45	$10.21

Total Return	29.48%	(68.40)%

Ratios to Average Net Assets
Total income (loss)	23.94%	(94.04)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.29%	0.43%
Expense waived*	(0.14)%	(0.28)%
Net expense excluding management fees*	0.15%	0.15%
Net income (loss)	23.75%	(94.23)%
*	Annualized

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

The following table summarizes the valuation of UGA’s securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$96,302,615	$96,302,615	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,930,321)	(4,930,321)	—	—

The following table summarizes the valuation of UGA's securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$5,503,000	$5,503,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,613,858	1,613,858	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at March 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$(4,930,321)	$1,613,858

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$30,354,211		$(20,981,974)

	Change in unrealized gain (loss) on open positions		$(6,544,179)		$(3,131,625)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and UGA’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. UGA has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UGA’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UGA believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the oil markets and futures markets, in part attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on UGA’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UGA’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UGA cannot assure investors that the projections included in these forward-looking statements will come to pass. UGA’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

UGA invests primarily in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other

Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in quarterly report on Form 10-Q.

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

On any valuation day, the Benchmark Futures Contract is the near month futures contract for gasoline traded on the NYMEX unless the near month contract is within two weeks of expiration in which case the Benchmark Futures Contract is the next month contract for gasoline traded on the NYMEX. The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, FINRA, CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UGA are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2021, UGA held 1,337 futures contracts for gasoline traded on the NYMEX. As of March 31, 2021, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2021, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2021, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UGA are discussed in "Item 1. Business" and "Item 1A. Risk Factors" in this quarterly report on Form 10-Q.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”), which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as UGA. A portion of UGA's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UGA does not hold any non-government MMFs and does not anticipate investing in any non- government MMFs. However, if UGA invests in other types of MMFs besides government MMFs in the future, UGA could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2021. The price of the Benchmark Futures Contract started the period at $1.4101 per gallon. The high of the period was on March 12, 2021 when the price reached $2.1500 per gallon. The low for the period was on January 4, 2021, which was $1.3729 per gallon. The period ended with the Benchmark Futures Contract at $1.9597 per gallon, an increase of approximately 38.98% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $24.29 and ended the period at $31.45 on March 31, 2021, an increase of approximately 29.48% over the period. The Benchmark Futures Contract prices listed above began with the February 2021 contracts and ended with the May 2021 contracts. An increase of approximately 38.98% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA's Benchmark.”

During the three months ended March 31, 2021, the gasoline futures market began the year in contango and flipped to backwardation in the spring. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of March 31, 2021, UGA had issued 23,000,000 shares, 3,500,000 of which were outstanding. As of March 31, 2021, there were 57,000,000 shares registered but not yet issued. UGA has registered 80,000,000 shares since inception.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2021, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Co, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three months	Three months
	ended	ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$99,522,352	$25,520,239
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$10,203	$99,673
Annualized yield based on average daily total net assets	0.04%	1.57%
Management fee	$147,238	$38,071
Total fees and other expenses excluding management fees	$72,207	$27,169
Total amount of the expense waiver	$35,397	$17,650
Expenses before the allowance of the expense waiver	$219,445	$65,240
Expenses after the allowance of the expense waiver	$184,048	$47,590
Total commissions accrued to brokers	$26,647	$13,120
Total commissions as annualized percentage of average total net assets	0.11%	0.21%
Commissions accrued as a result of rebalancing	$26,281	$10,378
Percentage of commissions accrued as a result of rebalancing	98.63%	79.10%
Commissions accrued as a result of creation and redemption activity	$366	$2,742
Percentage of commissions accrued as a result of creation and redemption activity	1.37%	20.90%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to an increase in total commissions accrued to brokers and professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2021, the average daily change in the Benchmark Futures Contract was 0.136%, while the average daily change in the per share NAV of UGA over the same time period was 0.134%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UGA's NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA's shares to the public on February 26, 2008 to March 31, 2021, the average daily change in the Benchmark Futures Contract was 0.018%, while the average daily change in the per share NAV of UGA over the same time period was 0.017%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30-valuation days ended March 31, 2021. The second graph measures monthly changes since March 31, 2016 through March 31, 2021.

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

For the three months ended March 31, 2021, the actual total return of UGA as measured by changes in its per share NAV was 29.48%. This is based on an initial per share NAV of $24.29 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $31.45. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $31.51 as of March 31, 2021, for a total return over the relevant time period of 29.72%. The difference between the actual per share NAV total return of UGA of 29.48% and the expected total return based on the Benchmark Futures Contract of 29.72% was a difference over the time period of (0.24)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2020, the actual total return of UGA as measured by changes in its per share NAV was (68.40)%. This was based on an initial per share NAV of $32.31 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $10.21. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $10.19 as of March 31, 2020, for a total return over the relevant time period of (68.46)%. The difference between the actual per share NAV total return of UGA of (68.40)% and the expected total return based on the Benchmark Futures Contract of (68.46)% was a difference over the time period of 0.06%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UGA may be higher than interest earned by UGA. As such, USCF anticipates that UGA could possibly underperform its benchmark so long as interest earned is higher than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2021, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions and regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2011 and March 31, 2021. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2020 and held March 31, 2021 increased based upon the changes in the NAV for UGA shares on those days, by approximately 29.48%, while the spot price of gasoline for immediate delivery during the same period decreased by 29.72% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2019 and held to March 31, 2020 increased based upon the changes in the NAV for UGA shares on those days, by approximately (68.39)%, while the spot price of gasoline for immediate delivery during the same period increased by (64.94)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2021, front month gasoline futures traded in a range between $1.3729 and $2.1500. Gasoline futures rose 38.69% from the end of 2020 through March 31, 2021, finishing the first quarter of 2021 at $1.9597.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to stabilize around $40 per barrel in June through October.  Crude prices rose further in November and December of 2020 to finish the year at $48.52 per barrel, then continued rising during the first quarter of 2021 to a high of $66.09 before finishing the quarter at $59.16. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June to 493 mb by the end of 2020.  WTI crude oil inventories fell to a low of 462 mb in February, then rose to 502 mb by the end of the first quarter of 2021.  Meanwhile crude oil production in the United States declined below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March 2020. Production topped 11.1 mbd by the end of March of 2021.  The full impact of the world's response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between March 31, 2011 and March 31, 2021, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years
		US Gov't
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	(0.383)	0.967	0.473	0.367	0.156	0.549
US Gov't Bonds (BEUSG4 Index)		1.000	(0.367)	(0.334)	(0.344)	(0.087)	(0.306)
Global Equities (FTSE World Index)			1.000	0.513	0.429	0.137	0.579
Crude Oil				1.000	0.785	(0.001)	0.742
Heating Oil					1.000	0.009	0.680
Natural Gas						1.000	0.079
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2021, gasoline was strongly correlated with movements in large cap U.S. equities, global equities, crude oil and diesel-heating oil, uncorrelated with natural gas and negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year
		US Gov't
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	(0.329)	0.987	0.499	0.33	0.107	0.756
US Gov't Bonds (BEUSG4 Index)		1.000	(0.337)	(0.323)	(0.389)	(0.222)	(0.496)
Global Equities (FTSE World Index)			1.000	0.552	0.442	0.023	0.787
Crude Oil				1.000	0.836	(0.189)	0.875
Heating Oil					1.000	(0.356)	0.712
Natural Gas						1.000	(0.090)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA's investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2021, UGA’s expenses, pre and post expense waiver, exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2021, UGA used other assets to pay expenses. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2021, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

UGA may terminate at any time, regardless of whether UGA has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by UGA or third parties or otherwise that would lead USL to determine that it could no longer foreseeably meet its investment objective or that UGA’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UGA unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of UGA could cause UGA, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. UGA’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USCF attempts to manage the credit risk of UGA by following various trading limitations and policies. In particular, UGA generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Gasoline-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UGA to limit its credit exposure. An FCM, when acting on behalf of UGA in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UGA, all assets of UGA relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UGA’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account UGA’s assets related to foreign Futures Contracts.

In the future, UGA may purchase OTC swaps, see“Item 3.Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2021, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $115,086,437 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2021, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods and plans to terminate such expense waiver as of April 30, 2021. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q and will terminate on April 30, 2021.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of March 31, 2021, UGA’s portfolio consisted of 1,337 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of March 31, 2021, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

UGA is exposed to commodity price risk. In particular, UGA is exposed to gasoline price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures

Contracts that UGA holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of UGA’s shares.

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

During the three month reporting period ended March 31, 2021, UGA limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UGA may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of UGA and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, UGA and USCF are not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)          Not applicable.

(c)          UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 2 baskets (comprising 100,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/21 to 1/31/21	—	$—
2/1/21 to 2/28/21	—	$—
3/1/21 to 3/31/21	100,000	$31.43
Total	100,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 7, 2021

By:	/s/ Stuart P. Crumbaugh

Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2021