Form 10-Q
period 2021-06-30
United States Gasoline Fund, LP
filed 2021-08-06
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 2,600,000 outstanding shares as of July 20, 2021.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $83,913,555 and $72,554,979, respectively) (Notes 2 and 5)	$83,913,555	$72,554,979
Equity in trading accounts:
Cash and cash equivalents (at cost $31,984,085 and $7,167,433, respectively)	31,984,085	7,167,433
Unrealized gain (loss) on open commodity futures contracts	4,383,826	1,613,858
Receivable from General Partner (Note 3)	—	195,888
Dividends receivable	1,775	48
Interest receivable	617	2,724
Prepaid insurance*	15,366	826
ETF transaction fees receivable	—	350

Total Assets	$120,299,224	$81,536,106

Liabilities and Partners’ Capital
Payable for shares redeemed	$—	$1,206,970
General Partner management fees payable (Note 3)	63,588	39,960
Professional fees payable	82,398	117,792
Brokerage commissions payable	11,134	8,231
Directors’ fees payable*	1,866	1,076
License fees payable	4,719	3,211

Total Liabilities	163,705	1,377,240

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	120,135,519	80,158,866
Total Partners’ Capital	120,135,519	80,158,866

Total Liabilities and Partners’ Capital	$120,299,224	$81,536,106

Limited Partners’ shares outstanding	3,350,000	3,300,000
Net asset value per share	$35.86	$24.29
Market value per share	$35.86	$24.31
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

Fair
Value/Unrealized
Gain (Loss) on
			Open	% of
	Notional	Number of	Commodity	Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Future RB August 2021 contracts, expiring July 2021*	$115,758,720	1,276	$4,383,826	3.65

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	60,200,000	$60,200,000	50.11
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	16,000,000	16,000,000	13.32
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	7,553,000	7,553,000	6.29
Total United States Money Market Funds		$83,753,000	69.72
#	Reflects the 7-day yield at June 30, 2021.
*	Collateral amounted to $31,984,085 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$6,168,506	$43,192,695	$36,522,717	$22,210,721
Change in unrealized gain (loss) on open commodity futures contracts	9,314,147	1,825,727	2,769,968	(1,305,898)
Realized gain (loss) on short-term investments	—	—	—	7,730
Dividend income	5,907	26,505	7,139	31,322
Interest income*	2,048	43,694	11,019	138,550
ETF transaction fees	4,900	9,800	6,650	16,100
Total Income (Loss)	$15,495,508	$45,098,421	$39,317,493	$21,098,525

Expenses
General Partner management fees (Note 3)	$177,369	$120,531	$324,607	$158,602
Professional fees	78,513	43,015	117,629	54,235
Brokerage commissions	29,534	52,231	56,181	65,351
Directors' fees and insurance	7,267	2,005	10,030	3,882
License fees	4,434	3,013	8,115	3,965
Total Expenses	297,117	220,795	516,562	286,035
Expense waiver (Note 3)	(23,176)	(70,132)	(58,573)	(87,782)
Net Expenses	$273,941	$150,663	$457,989	$198,253
Net Income (Loss)	$15,221,567	$44,947,758	$38,859,504	$20,900,272
Net Income (Loss) per limited partner share	$4.41	$8.68	$11.57	$(13.42)
Net Income (Loss) per weighted average limited partner share	$4.33	$8.69	$11.26	$6.66
Weighted average limited partner shares outstanding	3,511,667	5,173,626	3,451,381	3,138,736
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Balances at beginning of period	$110,077,494	$28,593,658	$80,158,866	$29,079,283
Addition of 800,000, 5,250,000, 1,100,000 and 7,300,000 partnership shares, respectively	27,480,324	66,716,252	36,904,500	93,608,020
Redemption of (950,000), (1,900,000), (1,050,000) and (2,050,000) partnership shares, respectively	(32,643,866)	(24,089,872)	(35,787,351)	(27,419,779)
Net income (loss)	15,221,567	44,947,758	38,859,504	20,900,272

Balances at end of period	$120,135,519	$116,167,796	$120,135,519	$116,167,796
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$38,859,504	$20,900,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,769,968)	1,305,898
(Increase) decrease in receivable from General Partner	195,888	66,155
(Increase) decrease in dividends receivable	(1,727)	(3,998)
(Increase) decrease in interest receivable	2,107	1,506
(Increase) decrease in prepaid insurance*	(14,540)	(1,583)
(Increase) decrease in prepaid reimbursement	—	(87,782)
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	—	(524,417)
Increase (decrease) in General Partner management fees payable	23,628	41,028
Increase (decrease) in professional fees payable	(35,394)	(85,100)
Increase (decrease) in brokerage commissions payable	2,903	7,140
Increase (decrease) in directors' fees payable*	790	(76)
Increase (decrease) in license fees payable	1,508	2,626
Net cash provided by (used in) operating activities	36,265,049	21,621,669

Cash Flows from Financing Activities:
Addition of partnership shares	36,904,500	93,608,020
Redemption of partnership shares	(36,994,321)	(27,419,779)
Net cash provided by (used in) financing activities	(89,821)	66,188,241

Net Increase (Decrease) in Cash and Cash Equivalents	36,175,228	87,809,910

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	79,722,412	29,675,052
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$115,897,640	$117,484,962

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$83,913,555	$92,741,914
Equity in Trading Accounts:
Cash and cash equivalents	31,984,085	24,743,048
Total Cash, Cash Equivalents and Equity in Trading Accounts	$115,897,640	$117,484,962
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2021

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

As of June 30, 2021, UGA held 1,276 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2021, UGA had registered a total of 80,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UGA is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2021 and 2020, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $26,000 for UGA and, in the aggregate for UGA and the Related Public Funds, $1,061,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2021 and 2020, UGA incurred $8,115 and $3,965, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $187,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the six months ended June 30, 2021, USCF waived $58,573 of UGA’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements and terminated on April 30, 2021.

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

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Total commissions accrued to brokers	$56,181	$65,351
Total commissions as annualized percentage of average total net assets	0.10%	0.25%
Commissions accrued as a result of rebalancing	$53,735	$54,587
Percentage of commissions accrued as a result of rebalancing	95.65%	83.53%
Commissions accrued as a result of creation and redemption activity	$2,446	$10,764
Percentage of commissions accrued as a result of creation and redemption activity	4.35%	16.47%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of gasoline futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with OTC swaps, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on UGA and reflect the consequences as appropriate in UGA’s accounting and financial reporting. The pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on UGA and its investments.

All of the futures contracts held by UGA through June 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2021 and December 31, 2020, UGA held investments in money market funds in the amounts of $83,753,000 and $5,503,000, respectively. UGA also holds cash deposits with its custodian. As of June 30, 2021 and December 31, 2020, UGA held cash deposits and investments in Treasuries in the amounts of $32,144,640 and $74,219,412 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$31.45	$10.21	$24.29	$32.31
Total income (loss)	4.49	8.71	11.70	(13.36)
Total expenses	(0.08)	(0.03)	(0.13)	(0.06)
Net increase (decrease) in net asset value	4.41	8.68	11.57	(13.42)
Net asset value, end of period	$35.86	$18.89	$35.86	$18.89

Total Return	14.02%	85.01%	47.63%	(41.54)%

Ratios to Average Net Assets
Total income (loss)	13.07%	55.82%	36.04%	39.69%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.41%	0.50%	0.35%	0.48%
Expense waived#	(0.08)%	(0.35)%	(0.11)%	(0.33)%
Net expense excluding management fees#	0.33%	0.15%	0.25%	0.15%
Net income (loss)	12.84%	55.63%	35.62%	39.32%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$83,753,000	$83,753,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,383,826	4,383,826	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$5,503,000	$5,503,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,613,858	1,613,858	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2021	2020
Futures - Commodity Contracts	Assets	$4,383,826	$1,613,858

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$36,522,717		$22,210,721

	Change in unrealized gain (loss) on open positions		$2,769,968		$(1,305,898)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2021, UGA held 1,276 futures contracts for gasoline traded on the NYMEX. As of June 30, 2021, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2021, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2021, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UGA enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require UGA to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UGA’s FCM.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UGA may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government MMF can fall below the $1.00 share price. UGA cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2021. The price of the Benchmark Futures Contract started the period at $1.4101 per gallon. The high of the period was on June 24, 2021 when the price reached $2.2800 per gallon. The low for the period was on January 4, 2021, which was $1.3729 per gallon. The period ended with the Benchmark Futures Contract at $2.2418 per gallon, an increase of approximately 58.98% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $24.29 and ended the period at $35.86 on June 30, 2021, an increase of approximately 47.63% over the period. The Benchmark Futures Contract prices listed above began with the February 2021 contracts and ended with the August 2021 contracts. An increase of approximately 58.98% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2021, the gasoline futures market alternated between periods of contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contact. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of June 30, 2021, UGA had issued 23,800,000 shares, 3,350,000 of which were outstanding. As of June 30, 2021, there were 56,200,000 shares registered but not yet issued. UGA has registered 80,000,000 shares since inception.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2021, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Co, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$109,099,112	$53,157,998
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,158	$169,872
Annualized yield based on average daily total net assets	0.03%	0.64%
Management fee	$324,607	$158,602
Total fees and other expenses excluding management fees	$191,955	$127,433
Total amount of the expense waiver	$58,573	$87,782
Expenses before the allowance of the expense waiver	$516,562	$286,035
Expenses after the allowance of the expense waiver	$457,989	$198,253
Total commissions accrued to brokers	$56,181	$65,351
Total commissions as annualized percentage of average total net assets	0.10%	0.25%
Commissions accrued as a result of rebalancing	$53,735	$54,587
Percentage of commissions accrued as a result of rebalancing	95.65%	83.53%
Commissions accrued as a result of creation and redemption activity	$2,446	$10,764
Percentage of commissions accrued as a result of creation and redemption activity	4.35%	16.47%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 was due primarily to an increase in total director fees and insurance.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three months ended	Three months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$118,570,634	$80,795,756
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,955	$70,199
Annualized yield based on average daily total net assets	0.03%	0.35%
Management fee	$177,369	$120,531
Total fees and other expenses excluding management fees	$119,748	$100,264
Total amount of the expense waiver	$23,176	$70,132
Expenses before the allowance of the expense waiver	$297,117	$220,795
Expenses after the allowance of the expense waiver	$273,941	$150,663
Total commissions accrued to brokers	$29,534	$52,231
Total commissions as annualized percentage of average total net assets	0.10%	0.26%
Commissions accrued as a result of rebalancing	$27,454	$44,209
Percentage of commissions accrued as a result of rebalancing	92.96%	84.64%
Commissions accrued as a result of creation and redemption activity	$2,080	$8,022
Percentage of commissions accrued as a result of creation and redemption activity	7.04%	15.36%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 was due primarily to an increase in expenses related to the increase in total net assets.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2021, the average daily change in the Benchmark Futures Contract was 0.131%, while the average daily change in the per share NAV of UGA over the same time period was 0.129%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2021, the average daily change in the Benchmark Futures Contract was 0.022%, while the average daily change in the per share NAV of UGA over the same time period was 0.021%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30-valuation days ended June 30, 2021. The second graph measures monthly changes since June 30, 2016 through June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of UGA as measured by changes in its per share NAV was 47.63%. This is based on an initial per share NAV of $24.29 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $35.86. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $35.98 as of June 30, 2021, for a total return over the relevant time period of 48.13%. The difference between the actual per share NAV total return of UGA of 47.63% and the expected total return based on the Benchmark Futures Contract of 48.13% was a difference over the time period of (0.50)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2020, the actual total return of UGA as measured by changes in its per share NAV was (41.54)%. This was based on an initial per share NAV of $32.31 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $18.89. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $18.85 as of June 30, 2020, for a total return over the relevant time period of (41.66)%. The difference between the actual per share NAV total return of UGA of (41.54)% and the expected total return based on the Benchmark Futures Contract of (41.66)% was a difference over the time period of 0.12%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UGA may be higher than interest earned by UGA. As such, USCF anticipates that UGA could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2021, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions and regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2011 and June 30, 2021. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2020 and held June 30, 2021 increased based upon the changes in the NAV for UGA shares on those days, by approximately 47.63%, while the spot price of gasoline for immediate delivery during the same period decreased by 48.13% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2019 and held to June 30, 2020 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (68.39)%, while the spot price of gasoline for immediate delivery during the same period increased by (64.94)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2021, front month gasoline futures traded in a range between $1.3729 and $2.2800. Gasoline futures rose 58.98% from the end of 2020 through June 30, 2021, finishing the second quarter of 2021 at $2.2418.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows in the spring of 2020 to $48.52 per barrel on December 31, 2020. Prices continued rising during the first half of 2021 to a high of $74.05 before finishing the second quarter at $73.47. WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 445 mb in by the end of second quarter of 2021. Meanwhile crude oil production in the United States declined below 10 mbd during the second half of 2020 after peaking at over 13 mbd in March 2020. Production topped 11.3 mbd by the end of June of 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 26.5 mbd by June 2021. It is uncertain how quickly OPEC, Russia, or the U.S. will return to pre-pandemic 2019 production levels. It is similarly difficult to forecast when the recovery in demand will occur given the ongoing threat posed by COVID-19 variants. While some market participants expect the rise in crude oil prices to continue, several factors could impact the rise in prices. First, supply from both the U.S. and OPEC has been rebounding. Second, the majority of the demand recovery from the Covid-19 pandemic is now in the rearview mirror. Third, any increased supply from Iran would likely surprise the market as current expectations are for little to no progress in negotiations between Iran and the U.S. On the other hand, inflation could continue to increase, which would likely be a catalyst for ongoing crude oil price increases. The full impact of the world's response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in the oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between June 30, 2011 and June 30, 2021, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of gasoline on a monthly basis was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, uncorrelated with natural gas, and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.471	0.366	0.161	0.546
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.368)	(0.330)	(0.340)	(0.082)	(0.306)
Global Equities (FTSE World Index)			1.000	0.509	0.428	0.137	0.574
Crude Oil				1.000	0.784	0.010	0.740
Heating Oil					1.000	0.018	0.678
Natural Gas						1.000	0.081
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2021, gasoline was strongly correlated with crude oil and diesel-heating oil, somewhat correlated with large cap U.S. equities and global equities, and somewhat negatively correlated with natural gas and U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.137	0.974	0.645	0.449	(0.081)	0.539
US Gov’t Bonds (BEUSG4 Index)		1.000	0.182	0.156	0.184	(0.099)	(0.124)
Global Equities (FTSE World Index)			1.000	0.719	0.578	(0.215)	0.608
Crude Oil				1.000	0.881	(0.286)	0.881
Heating Oil					1.000	(0.485)	0.845
Natural Gas						1.000	(0.390)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2021, UGA’s expenses, pre and post expense waiver, exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2021, UGA used other assets to pay expenses. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2021, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

In the future, UGA may purchase OTC swaps, see”Item 3.Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2021, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $115,897,640 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2021, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF had voluntarily agreed to pay certain expenses typically borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q and terminated on April 30, 2021.

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

As of June 30, 2021, UGA’s portfolio consisted of 1,276 RBOB Gasoline Futures RB Contracts traded on the NYMEX. As of June 30, 2021, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

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

OTC Contract Risk

UGA may purchase OTC contracts, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange- traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the six month reporting period ended June 30, 2021, UGA limited its OTC activities to EFRP transactions.

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

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID- 19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees. The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)          Not applicable.

(c)          UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 19 baskets (comprising 950,000 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/21 to 4/30/21	250,000	$32.75
5/1/21 to 5/31/21	250,000	$33.79
6/1/21 to 6/30/21	450,000	$35.57
Total	950,000

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

Date: August 6, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2021