Form 10-Q
period 2022-03-31
United States Gasoline Fund, LP
filed 2022-05-06
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,850,000 outstanding shares as of May 2, 2022.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $80,189,599 and $50,117,855, respectively) (Notes 2 and 5)	$80,189,599	$50,117,855
Equity in trading accounts:
Cash and cash equivalents (at cost $32,870,923 and $26,722,991, respectively)	32,870,923	26,722,991
Unrealized gain (loss) on open commodity futures contracts	(1,110,837)	3,617,376
Dividends receivable	8,372	948
Interest receivable	2,117	2,216
Prepaid insurance*	21,109	4,696
ETF transaction fees receivable	—	350

Total Assets	$111,981,283	$80,466,432

Liabilities and Partners’ Capital
Payable for shares redeemed	$—	$8,453,811
General Partner management fees payable (Note 3)	62,442	40,160
Professional fees payable	99,941	141,116
Brokerage commissions payable	16,477	14,621
Directors’ fees payable*	1,543	1,475
License fees payable	3,885	3,527

Total Liabilities	184,288	8,654,710

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	111,796,995	71,811,722
Total Partners’ Capital	111,796,995	71,811,722

Total Liabilities and Partners’ Capital	$111,981,283	$80,466,432

Limited Partners’ shares outstanding	2,000,000	1,750,000
Net asset value per share	$55.90	$41.04
Market value per share	$55.69	$40.96
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2022 contracts, expiring April 2022*	$112,936,278	845	$(1,110,837)	(0.99)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	43,000,000	$43,000,000	38.46
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.23%#	32,000,000	32,000,000	28.63
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	5,000,000	5,000,000	4.47
Total United States Money Market Funds		$80,000,000	71.56

#Reflects the 7-day yield at March 31, 2022.

*Collateral amounted to $32,870,923 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$30,133,446	$30,354,211
Change in unrealized gain (loss) on open commodity futures contracts	(4,728,213)	(6,544,179)
Dividend income	10,399	1,232
Interest income*	6,545	8,971
ETF transaction fees	3,850	1,750
Total Income (Loss)	$25,426,027	$23,821,985

Expenses
General Partner management fees (Note 3)	$142,812	$147,238
Professional fees	47,866	39,116
Brokerage commissions	18,735	26,647
Directors’ fees and insurance	6,875	2,763
License fees	3,570	3,681
Total Expenses	219,858	219,445
Expense waiver (Note 3)	—	(35,397)
Net Expenses	$219,858	$184,048
Net Income (Loss)	$25,206,169	$23,637,937
Net Income (Loss) per limited partner share	$14.86	$7.16
Net Income (Loss) per weighted average limited partner share	$13.31	$6.97
Weighted average limited partner shares outstanding	1,893,333	3,390,556
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021

Balances at beginning of period	$71,811,722	$80,158,866
Addition of 600,000 and 300,000 partnership shares, respectively	33,440,549	9,424,176
Redemption of (350,000) and (100,000) partnership shares, respectively	(18,661,445)	(3,143,485)
Net income (loss)	25,206,169	23,637,937

Balances at end of period	$111,796,995	$110,077,494
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$25,206,169	$23,637,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	4,728,213	6,544,179
(Increase) decrease in receivable from General Partner	—	160,491
(Increase) decrease in dividends receivable	(7,424)	(1,082)
(Increase) decrease in interest receivable	99	448
(Increase) decrease in prepaid insurance*	(16,413)	(19,817)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in General Partner management fees payable	22,282	18,068
Increase (decrease) in professional fees payable	(41,175)	(53,030)
Increase (decrease) in brokerage commissions payable	1,856	1,693
Increase (decrease) in directors’ fees payable*	68	322
Increase (decrease) in license fees payable	358	745
Net cash provided by (used in) operating activities	29,894,383	30,290,304

Cash Flows from Financing Activities:
Addition of partnership shares	33,440,549	9,424,176
Redemption of partnership shares	(27,115,256)	(4,350,455)
Net cash provided by (used in) financing activities	6,325,293	5,073,721

Net Increase (Decrease) in Cash and Cash Equivalents	36,219,676	35,364,025

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	76,840,846	79,722,412
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$113,060,522	$115,086,437

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$80,189,599	$100,502,574
Equity in Trading Accounts:
Cash and cash equivalents	32,870,923	14,583,863
Total Cash, Cash Equivalents and Equity in Trading Accounts	$113,060,522	$115,086,437
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2022

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

UGA seeks to achieve its investment objective by investing in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments, include, but are not limited to, those allowing UGA to obtain greater liquidity, or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this notes to the financial statements.

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

As of March 31, 2022, UGA held 845 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust, and each of its series: the United States Commodity Index Fund (“USCI”) and United States Copper Index Fund (“CPER”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

UGA, USO, UNG, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008 as a result of the acquisition of the AMEX by NYSE Euronext. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2022, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2022 and 2021, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the other Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $29,000 for UGA and, in the aggregate for UGA and the other Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2022 and 2021, UGA incurred $3,570 and $3,681, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $185,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF previously paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the three months ended March 31, 2022, and 2021, USCF waived $0 and $35,397, respectively, of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreement and terminated on April 30, 2021.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UGA and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2022	2021
Total commissions accrued to brokers	$18,735	$26,647
Total commissions as annualized percentage of average total net assets	0.08%	0.11%
Commissions accrued as a result of rebalancing	$17,434	$26,281
Percentage of commissions accrued as a result of rebalancing	93.06%	98.63%
Commissions accrued as a result of creation and redemption activity	$1,301	$366
Percentage of commissions accrued as a result of creation and redemption activity	6.94%	1.37%

The decrease in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a lower number of gasoline futures contracts being held and traded.

NYMEX Licensing Agreement

UGA and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UGA was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UGA and the other Related Public Funds, other than BNO, USCI, and CPER, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UGA expressly disclaims any association with the NYMEX or endorsement of UGA by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

Significant market volatility has recently occurred in the unleaded gasoline markets and the unleaded gasoline futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and the Ukraine, and continuing disputes among gasoline-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA and the impact of which could limit UGA’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UGA could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Gasoline-Related Investments.

All of the futures contracts held by UGA through March 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2022 and December 31, 2021, UGA held investments in money market funds in the amounts of $80,000,000 and $47,753,000, respectively. UGA also holds cash deposits with its custodian. As of March 31, 2022 and December 31, 2021, UGA held cash deposits and investments in Treasuries in the amounts of $33,060,522 and $29,087,846 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$41.04	$24.29
Total income (loss)	14.98	7.21
Total expenses	(0.12)	(0.05)
Net increase (decrease) in net asset value	14.86	7.16
Net asset value, end of period	$55.90	$31.45

Total Return	36.21%	29.48%

Ratios to Average Net Assets
Total income (loss)	26.34%	23.94%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.32%	0.29%
Expense waived#	—%	(0.14)%
Net expense excluding management fees#	0.32%	0.15%
Net income (loss)	26.11%	23.75%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$80,000,000	$80,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,110,837)	(1,110,837)	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$47,753,000	$47,753,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,617,376	3,617,376	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2022	2021
Futures - Commodity Contracts	Assets	$(1,110,837)	$3,617,376

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2022		March 31, 2021
		Realized gain (Loss)	Change in Unrealized	Realized Gain (Loss)	Change in Unrealized
	Location of Gain	on Derivatives	Gain (Loss) on	in Derivatives	Gain (Loss) on
Derivatives not Accounted for as	(Loss) on Derivatives	Recognized in	Derivatives	Recognized in	Derivatives
Hedging Instruments	Recognized in Income	Income	Recognized in Income	Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$30,133,446		$30,354,211

	Change in unrealized gain (loss) on open positions		$(4,728,213)		$(6,544,179)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UGA’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UGA believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the unleaded gasoline markets and futures markets, in part attributable to the COVID-19 pandemic that began in February 2020, and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe UGA’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UGA cannot assure investors that the projections included in these forward-looking statements will come to pass. UGA’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to UGA.  The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UGA are discussed in “Item 1. Business” in this quarterly report on Form 10-Q.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the other Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the other Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2022, UGA held 845 futures contracts for gasoline traded on the NYMEX. As of March 31, 2022, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2022, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2022, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

Federal Position Limits

In October 2020, the CFTC adopted a rule to establish federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts (the “Position Limits Rule”). The limits for futures contracts are currently in effect; the limits for economically equivalent swaps will become effective in 2023.

The Benchmark Futures Contract is subject to position limits under the Position Limits Rule, and UGA’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of UGA to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UGA in particular amounts and types of its permitted investments.

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

Margin for OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”). The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users. The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected. Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules). The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes.

UGA is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, UGA will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UGA does not have material swaps exposure and, accordingly, UGA will not be subject to the initial margin requirements of the Margin Rules.

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

In a rising rate environment, UGA may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UGA may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to UGA of rising interest rates may be greater in the future due to the end of a long period of historically low rates and the effect of potential monetary policy initiatives and resulting market reaction to those initiatives. When interest rates fall, UGA may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

UGA may potentially lose money on its holdings of money market funds.

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

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2022. The price of the Benchmark Futures Contract started the period at $2.2246 per gallon. The high of the period was on March 8, 2022 when the price reached $3.6826 per gallon. The low for the period was on December 31, 2021, which was $2.2246 per gallon. The period ended with the Benchmark Futures Contract at $3.1509 per gallon, an increase of approximately 41.64% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $41.04 and ended the period at $55.90 on March 31, 2022, an increase of approximately 36.21% over the period. The Benchmark Futures Contract prices listed above began with the February 2022 contracts and ended with the May 2022 contracts. An increase of approximately 41.64% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2022, the gasoline futures market alternated between periods of contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of March 31, 2022, UGA had issued 24,700,000 shares, 2,000,000 of which were outstanding. As of March 31, 2022, there were 55,300,000 shares registered but not yet issued. UGA has registered 80,000,000 shares since inception.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2022, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$96,530,265	$99,522,352
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$16,944	$10,203
Annualized yield based on average daily total net assets	0.07%	0.04%
Management fee	$142,812	$147,238
Total fees and other expenses excluding management fees	$77,046	$72,207
Total amount of the expense waiver	$—	$35,397
Expenses before the allowance of the expense waiver	$219,858	$219,445
Expenses after the allowance of the expense waiver	$219,858	$184,048
Total commissions accrued to brokers	$18,735	$26,647
Total commissions as annualized percentage of average total net assets	0.08%	0.11%
Commissions accrued as a result of rebalancing	$17,434	$26,281
Percentage of commissions accrued as a result of rebalancing	93.06%	98.63%
Commissions accrued as a result of creation and redemption activity	$1,301	$366
Percentage of commissions accrued as a result of creation and redemption activity	6.94%	1.37%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to an increase in professional fees and directors’ fees and insurance partially offset by a decrease in commissions.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2022, the average daily change in the Benchmark Futures Contract was 0.486%, while the average daily change in the per share NAV of UGA over the same time period was 0.483%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2022, the average daily change in the Benchmark Futures Contract was 0.035%, while the average daily change in the per share NAV of UGA over the same time period was 0.034%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30-valuation days ended March 31, 2022. The second graph measures monthly changes since March 31, 2017 through March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of UGA as measured by changes in its per share NAV was 36.21%. This is based on an initial per share NAV of $41.04 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $55.90. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $56.02 as of March 31, 2022, for a total return over the relevant time period of 36.50%. The difference between the actual per share NAV total return of UGA of 36.21% and the expected total return based on the Benchmark Futures Contract of 36.50% was a difference over the time period of (0.29)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2021, the actual total return of UGA as measured by changes in its per share NAV was 29.48%. This was based on an initial per share NAV of $24.29 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $31.45. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $31.51 as of March 31, 2021, for a total return over the relevant time period of 29.72%. The difference between the actual per share NAV total return of UGA of 29.48% and the expected total return based on the Benchmark Futures Contract of 29.72% was a difference over the time period of (0.24)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may rise over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may be higher than interest earned by UGA. As such, USCF anticipates that UGA could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2022, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions and regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2012 and March 31, 2022. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2021 and held until March 31, 2022 increased based upon the changes in the NAV for UGA shares on those days, by approximately 36.21%, while the spot price of gasoline for immediate delivery during the same period decreased by 36.50% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2020 and held to March 31, 2021 decreased based upon the changes in the NAV for UGA shares on those days, by approximately 29.48%, while the spot price of gasoline for immediate delivery during the same period increased by 29.72% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2022, the price of the front month gasoline futures contracts traded in a range between $2.2565 and $3.6826. Prices increased 41.64% from the end of 2021 through March 31, 2022, finishing the quarter at $3.1509.

USCF believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as gasoline. At the same time, there can be other factors that, particularly in the short term, cause the price of gasoline to rise (or fall), more (or less) than the price of crude oil. For example, higher gasoline prices cause American consumers to reduce their gasoline consumption, particularly during the high demand period of the summer driving season and gasoline prices are impacted by the availability of refining capacity. Furthermore, a slowdown or recession in the U.S. economy may have a greater impact on U.S. gasoline prices than on global crude oil prices. As a result, it is possible that changes in gasoline prices may not match the changes in crude oil prices

Crude Oil Market. During the year ended March 31, 2022, the price of the front month WTI crude oil futures contract traded in a range between $76.08 to $123.70. Prices increased 33.33% from the end of 2021 through March 31, 2022, finishing the year at $100.28.

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

WTI crude oil inventories in the United States fell from a modern record of 541 mb in June 2020 to 418 mb by the end of the fourth quarter of 2021. Crude oil production in the United States fell below 10 mbd twice in 2020 and once in early 2021 after peaking at 13.1 mbd in March of 2020. U.S. production rose to 11.8 mbd by December 31, 2021. Similarly, OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 31, 2021. During the first quarter of 2022, U.S. production fell slightly to 11.7 mbd while OPEC production increased to 28.6 mbd. It is uncertain how quickly OPEC, Russia, or the U.S. can or will return to pre-pandemic 2019 production levels, however, the demand for crude is rising and the balance between the supply and demand has become increasingly tight. U.S. vehicle miles traveled and jet fuel use have nearly recovered to pre-pandemic levels. The ongoing demand recovery for crude oil during a time when supply is lower has resulted in higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, and geopolitical tensions, all suggest potential further upside for crude oil. However, elevated risk remains in the oil markets until the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

The bullish fundamentals for crude oil described above were already in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities, and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export have been left stranded, which is exacerbating an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve. The war in Ukraine, sanctions, and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets with WTI crude oil rising to over $123.70 per barrel on March 8, 2022, falling back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility.

The bullish fundamentals that were already in place combined with the supply disruptions caused by war as well as sanctions imposed on Russia could result in additional increases in crude oil prices. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in the short-term. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships. Finally, while the impact of the COVID-19 pandemic appears to have decreased, elevated risk remains in the oil markets until the current and future COVID-19 pandemic mitigation measures have fully subsided.

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

For the ten-year time period between March 31, 2012 and March 31, 2022, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years

		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.894	0.995	0.658	0.697	0.570	0.705
US Gov’t Bonds (BEUSG4 Index)		1.000	0.893	0.515	0.596	0.560	0.535
Global Equities (FTSE World Index)			1.000	0.676	0.717	0.561	0.719
Crude Oil				1.000	0.863	0.355	0.842
Heating Oil					1.000	0.442	0.812

Natural Gas	1.000	0.425
Unleaded Gasoline		1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year

		US Gov't
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.991	1.000	0.937	0.940	0.834	0.952
US Gov’t Bonds (BEUSG4 Index)		1.000	0.993	0.939	0.936	0.847	0.945
Global Equities (FTSE World Index)			1.000	0.943	0.945	0.837	0.956
Crude Oil				1.000	0.983	0.869	0.987
Heating Oil					1.000	0.895	0.992
Natural Gas						1.000	0.860
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2022, UGA’s expenses, pre and post expense waiver, did exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2022, UGA used other assets to pay expenses. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2022, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

In the future UGA may purchase OTC swaps, see “Item 3.Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2022, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $113,060,522 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2022, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UGA have also entered into a licensing agreement with the NYMEX pursuant to which UGA and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF had voluntarily agreed to pay certain expenses typically borne by UGA to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q and terminated on April 30, 2021.

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

As of March 31, 2022, UGA’s portfolio held 845 Futures Contracts traded on the NYMEX. As of March 31, 2022, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2022, UGA limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UGA may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of UGA and the other Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, UGA and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney's fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 26, 2022 (the “Form 10-K”) except for the following:

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UGA.

Significant market volatility has recently occurred in the unleaded gasoline markets and the unleaded gasoline futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia in Ukraine, and continuing disputes among gasoline-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA and the impact of which could limit UGA’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UGA could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Gasoline-Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil and natural gas, as well as volatility in UGA’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. On March 8, 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of UGA.

A resolution to the war in Ukraine also could impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of gasoline and the price of the Benchmark Futures Contract is difficult to predict and depends on a number of factors that may have a negative impact on UGA in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)None.

(b)Not applicable.

(c)

UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 7 baskets (comprising 350,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/22 to 1/31/22	—	$—
2/1/22 to 2/28/22	—	$—
3/1/22 to 3/31/22	350,000	$53.32
Total	350,000

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

Date: May 6, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2022