Form 10-Q
period 2022-06-30
United States Gasoline Fund, LP
filed 2022-08-05
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,800,000 outstanding shares as of July, 22, 2022.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $84,397,916 and $50,117,855, respectively) (Notes 2 and 5)	$84,397,916	$50,117,855
Equity in trading accounts:
Cash and cash equivalents (at cost $73,200,207 and $26,722,991, respectively)	73,200,207	26,722,991
Unrealized gain (loss) on open commodity futures contracts	(11,945,682)	3,617,376
Dividends receivable	84,416	948
Interest receivable	2,069	2,216
Prepaid license fees	909	—
Prepaid insurance*	15,713	4,696
ETF transaction fees receivable	—	350

Total Assets	$145,755,548	$80,466,432

Liabilities and Partners’ Capital
Payable for shares redeemed	$—	$8,453,811
General Partner management fees payable (Note 3)	85,464	40,160
Professional fees payable	62,285	141,116
Brokerage commissions payable	17,040	14,621
Directors’ fees payable*	2,097	1,475
License fees payable	—	3,527

Total Liabilities	166,886	8,654,710

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	145,588,662	71,811,722
Total Partners’ Capital	145,588,662	71,811,722

Total Liabilities and Partners’ Capital	$145,755,548	$80,466,432

Limited Partners’ shares outstanding	2,150,000	1,750,000
Net asset value per share	$67.72	$41.04
Market value per share	$67.82	$40.96
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2022 contracts, expiring July 2022*	$157,499,790	980	$(11,945,682)	(8.21)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 1.41%#	40,750,000	$40,750,000	27.99
Goldman Sachs Financial Square Government Fund - Institutional Shares, 1.36%#	10,250,000	10,250,000	7.04
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 1.38%#	33,275,000	33,275,000	22.86
Total United States Money Market Funds		$84,275,000	57.89

#Reflects the 7-day yield at June 30, 2022.

*Collateral amounted to $73,200,207 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June  30, 2022 and 2021

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$30,685,729	$6,168,506	$60,819,175	$36,522,717
Change in unrealized gain (loss) on open commodity futures contracts	(10,834,845)	9,314,147	(15,563,058)	2,769,968
Dividend income	134,291	5,907	144,690	7,139
Interest income*	28,901	2,048	35,446	11,019
ETF transaction fees	5,600	4,900	9,450	6,650
Total Income (Loss)	$20,019,676	$15,495,508	$45,445,703	$39,317,493

Expenses
General Partner management fees (Note 3)	$205,645	$177,369	$348,457	$324,607
Professional fees	56,138	78,513	104,004	117,629
Brokerage commissions	22,074	29,534	40,809	56,181
Directors’ fees and insurance	7,573	7,267	14,448	10,030
License fees	5,142	4,434	8,712	8,115
Total Expenses	296,572	297,117	516,430	516,562
Expense waiver (Note 3)	—	(23,176)	—	(58,573)
Net Expenses	$296,572	$273,941	$516,430	$457,989
Net Income (Loss)	$19,723,104	$15,221,567	$44,929,273	$38,859,504
Net Income (Loss) per limited partner share	$11.82	$4.41	$26.68	$11.57
Net Income (Loss) per weighted average limited partner share	$9.65	$4.33	$22.81	$11.26
Weighted average limited partner shares outstanding	2,044,505	3,511,667	1,969,337	3,451,381
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balances at beginning of period	$111,796,995	$110,077,494	$71,811,722	$80,158,866
Addition of 1,050,000, 800,000, 1,650,000 and 1,100,000 partnership shares, respectively	73,460,648	27,480,324	106,901,197	36,904,500
Redemption of (900,000), (950,000), (1,250,000) and (1,050,000) partnership shares, respectively	(59,392,085)	(32,643,866)	(78,053,530)	(35,787,351)
Net income (loss)	19,723,104	15,221,567	44,929,273	38,859,504

Balances at end of period	$145,588,662	$120,135,519	$145,588,662	$120,135,519
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$44,929,273	$38,859,504
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	15,563,058	(2,769,968)
(Increase) decrease in receivable from General Partner	—	195,888
(Increase) decrease in dividends receivable	(83,468)	(1,727)
(Increase) decrease in interest receivable	147	2,107
(Increase) decrease in prepaid license fees	(909)	—
(Increase) decrease in prepaid insurance*	(11,017)	(14,540)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in General Partner management fees payable	45,304	23,628
Increase (decrease) in professional fees payable	(78,831)	(35,394)
Increase (decrease) in brokerage commissions payable	2,419	2,903
Increase (decrease) in directors’ fees payable*	622	790
Increase (decrease) in license fees payable	(3,527)	1,508
Net cash provided by (used in) operating activities	60,363,421	36,265,049

Cash Flows from Financing Activities:
Addition of partnership shares	106,901,197	36,904,500
Redemption of partnership shares	(86,507,341)	(36,994,321)
Net cash provided by (used in) financing activities	20,393,856	(89,821)

Net Increase (Decrease) in Cash and Cash Equivalents	80,757,277	36,175,228

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	76,840,846	79,722,412
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$157,598,123	$115,897,640

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$84,397,916	$83,913,555
Equity in Trading Accounts:
Cash and cash equivalents	73,200,207	31,984,085
Total Cash, Cash Equivalents and Equity in Trading Accounts	$157,598,123	$115,897,640
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2022

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

In addition, USCF believes that market arbitrage opportunities will cause the daily changes in UGA’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in UGA’s per share NAV on a percentage basis. USCF further believes that the daily changes in the prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of gasoline. USCF believes that the net effect of these relationships will be that the daily changes in the price of UGA’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of gasoline on a percentage basis, less UGA’s expenses.

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

As of June 30, 2022, UGA held 980 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008 as a result of the acquisition of the AMEX by NYSE Euronext. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of June 30, 2022, UGA had registered a total of 80,000,000 shares.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2022 and 2021, UGA did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2022 and 2021, UGA incurred $8,712 and $8,115, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $225,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF previously paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the six months ended June 30, 2022 and 2021 USCF waived $0 and $58,573, respectively, of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreement and terminated on April 30, 2021.

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

Brokerage and Futures Commission Merchant Agreements

UGA entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UGA’s FCM effective October 10, 2013. UGA has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to UGA effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UGA’s FCMs require the FCMs to provide services to UGA in connection with the purchase and sale of Gasoline Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through the applicable FCM for UGA’s account. In accordance with the FCM agreements, UGA pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Gasoline Futures Contracts and options on Gasoline Futures Contracts. Such fees include those incurred when purchasing Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Gasoline Futures Contracts and options on Gasoline Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Gasoline Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2022	2021
Total commissions accrued to brokers	$40,809	$56,181
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$36,746	$53,735
Percentage of commissions accrued as a result of rebalancing	90.04%	95.65%
Commissions accrued as a result of creation and redemption activity	$4,063	$2,446
Percentage of commissions accrued as a result of creation and redemption activity	9.96%	4.35%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of gasoline futures contracts being held and traded.

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

All of the futures contracts held by UGA through June 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2022 and December 31, 2021, UGA held investments in money market funds in the amounts of $84,275,000 and $47,753,000, respectively. UGA also holds cash deposits with its custodian. As of June 30, 2022 and December 31, 2021, UGA held cash deposits and investments in Treasuries in the amounts of $73,323,123 and $29,087,846 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$55.90	$31.45	$41.04	$24.29
Total income (loss)	11.97	4.49	26.94	11.70
Total expenses	(0.15)	(0.08)	(0.26)	(0.13)
Net increase (decrease) in net asset value	11.82	4.41	26.68	11.57
Net asset value, end of period	$67.72	$35.86	$67.72	$35.86

Total Return	21.14%	14.02%	65.01%	47.63%

Ratios to Average Net Assets
Total income (loss)	14.56%	13.07%	38.80%	36.04%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.27%	0.41%	0.29%	0.35%
Expense waived#	—%	(0.08)%	—%	(0.11)%
Net expense excluding management fees#	0.27%	0.33%	0.29%	0.25%
Net income (loss)	14.35%	12.84%	38.36%	35.62%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at June 30, 2022 using the fair value hierarchy:

At June 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$84,275,000	$84,275,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(11,945,682)	(11,945,682)	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$47,753,000	$47,753,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,617,376	3,617,376	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2022	2021
Futures - Commodity Contracts	Assets	$(11,945,682)	$3,617,376

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2022		June 30, 2021
		Realized Gain (Loss)	Change in Unrealized	Realized Gain (Loss)	Change in Unrealized
	Location of Gain	on Derivatives	Gain (Loss) on	in Derivatives	Gain (Loss) on
Derivatives not Accounted for as	(Loss) on Derivatives	Recognized in	Derivatives	Recognized in	Derivatives
Hedging Instruments	Recognized in Income	Income	Recognized in Income	Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$60,819,175		$36,522,717

	Change in unrealized gain (loss) on open positions		$(15,563,058)		$2,769,968

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the other Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the other Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2022, UGA held 980 futures contracts for gasoline traded on the NYMEX. As of June 30, 2022, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2022, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2022, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UGA may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to UGA of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, UGA may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

UGA may lose money on its government of money market funds.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2022. The price of the Benchmark Futures Contract started the period at $2.2246 per gallon. The high of the period was on June 9, 2022 when the price reached $4.2762 per gallon. The low for the period was on December 31, 2021, which was $2.2246 per gallon. The period ended with the Benchmark Futures Contract at $3.5363 per gallon, an increase of approximately 58.96% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $41.04 and ended the period at $67.72 on June 30, 2022, an increase of approximately 65.01% over the period. The Benchmark Futures Contract prices listed above began with the February 2022 contracts and ended with the August 2022 contracts. The increase of approximately 58.96% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2022, the gasoline futures market alternated between periods of contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of June 30, 2022, UGA had issued 25,750,000 shares, 2,150,000 of which were outstanding. As of June 30, 2022, there were 54,250,000 shares registered but not yet issued. UGA has registered 80,000,000 shares since inception.

More shares may have been issued by UGA than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UGA cannot be resold by UGA. As a result, UGA contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2022, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six months	Six months
	ended	ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$117,114,988	$109,099,112
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$180,136	$18,158
Annualized yield based on average daily total net assets	0.31%	0.03%
Management fee	$348,457	$324,607
Total fees and other expenses excluding management fees	$167,973	$191,955
Total amount of the expense waiver	$—	$58,573
Expenses before the allowance of the expense waiver	$516,430	$516,562
Expenses after the allowance of the expense waiver	$516,430	$457,989
Total commissions accrued to brokers	$40,809	$56,181
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$36,746	$53,735
Percentage of commissions accrued as a result of rebalancing	90.04%	95.65%
Commissions accrued as a result of creation and redemption activity	$4,063	$2,446
Percentage of commissions accrued as a result of creation and redemption activity	9.96%	4.35%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a decrease in professional fees, directors’ fees, insurance and commissions.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$137,473,505	$118,570,634
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$163,192	$7,955
Annualized yield based on average daily total net assets	0.48%	0.03%
Management fee	$205,645	$177,369
Total fees and other expenses excluding management fees	$90,927	$119,748
Total amount of the expense waiver	$—	$23,176
Expenses before the allowance of the expense waiver	$296,572	$297,117
Expenses after the allowance of the expense waiver	$296,572	$273,941
Total commissions accrued to brokers	$22,074	$29,534
Total commissions as annualized percentage of average total net assets	0.06%	0.10%
Commissions accrued as a result of rebalancing	$19,312	$27,454
Percentage of commissions accrued as a result of rebalancing	87.49%	92.96%
Commissions accrued as a result of creation and redemption activity	$2,762	$2,080
Percentage of commissions accrued as a result of creation and redemption activity	12.51%	7.04%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a decrease in professional fees, directors’ fees, insurance and commissions.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2022, the average daily change in the Benchmark Futures Contract was (0.093)%, while the average daily change in the per share NAV of UGA over the same time period was (0.094)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2022, the average daily change in the Benchmark Futures Contract was 0.040%, while the average daily change in the per share NAV of UGA over the same time period was 0.039%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30-valuation days ended June 30, 2022. The second graph measures monthly changes since June 30, 2017 through June 30, 2022.

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

For the six months ended June 30, 2022, the actual total return of UGA as measured by changes in its per share NAV was 65.01%. This is based on an initial per share NAV of $41.04 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $67.72. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $67.95 as of June 30, 2022, for a total return over the relevant time period of 65.57%. The difference between the actual per share NAV total return of UGA of 65.01% and the expected total return based on the Benchmark Futures Contract of 65.57% was a difference over the time period of (0.56)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2021, the actual total return of UGA as measured by changes in its per share NAV was 47.63%. This was based on an initial per share NAV of $24.29 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $35.86. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $35.98 as of June 30, 2021, for a total return over the relevant time period of 48.13%. The difference between the actual per share NAV total return of UGA of 47.63% and the expected total return based on the Benchmark Futures Contract of 48.13% was a difference over the time period of (0.50)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may rise over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may be higher than interest earned by UGA. As such, USCF anticipates that UGA could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2022, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions and regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2012 and June 30, 2022. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2021 and held until June 30, 2022 increased based upon the changes in the NAV for UGA shares on those days, by approximately 65.01%, while the spot price of gasoline for immediate delivery during the same period decreased by 65.57% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2020 and held to June 30, 2021 decreased based upon the changes in the NAV for UGA shares on those days, by approximately 47.63%, while the spot price of gasoline for immediate delivery during the same period increased by 48.13% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2022, the price of the front month gasoline futures contracts traded in a range between $2.2565 and $4.2762. Prices increased 63.78% from the end of 2021 through June 30, 2022, finishing the quarter at $3.6498.

USCF believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as gasoline. At the same time, there can be other factors that, particularly in the short term, cause the price of gasoline to rise (or fall), more (or less) than the price of crude oil. For example, higher gasoline prices cause American consumers to reduce their gasoline consumption, particularly during the high demand period of the summer driving season and gasoline prices are impacted by the availability of refining capacity. Furthermore, a slowdown or recession in the U.S. economy may have a greater impact on U.S. gasoline prices than on global crude oil prices. As a result, it is possible that changes in gasoline prices may not match the changes in crude oil prices

Crude Oil Market. During the year ended June 30, 2022, the price of the front month WTI crude oil futures contract traded in a range between $76.08 to 123.70. Prices increased 40.62% from the end of 2021 through June 30, 2022, finishing the year at $105.76.

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

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export were left stranded, which exacerbated an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve. The war in Ukraine, sanctions and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the quarter at $105.76.  The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

By June 2022, U.S. production rose to 12.1 mbd while OPEC production increased to 28.6 mbd. Despite a recovery in demand, the U.S., Russia, and OPEC have still not returned to pre-pandemic product levels, and the balance between the supply and demand has become increasingly tight. The ongoing demand recovery for crude oil during a time when supply is lower has resulted in higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, and other geopolitical tensions, all suggest a bullish case for crude oil. Conversely, crude prices have fallen somewhat from the highs reached in mid-June on hopes that OPEC might be able to curtail some of the supply imbalance and concerns about growing growth.  Consumer responses to inflation, the end of the summer driving season, a strong dollar, and rising interest rates comprise other major factors that could lead to price declines in coming months.  Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down in the second half of 2022.

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

For the ten-year time period between June 30, 2012 and June 30, 2022, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years

		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.652	0.663	0.552	0.695
US Gov’t Bonds (BEUSG4 Index)		1.000	0.897	0.520	0.580	0.539	0.534
Global Equities (FTSE World Index)			1.000	0.670	0.683	0.546	0.711
Crude Oil				1.000	0.840	0.365	0.842
Heating Oil					1.000	0.453	0.788
Natural Gas						1.000	0.439
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year

		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.986	1.000	0.931	0.881	0.781	0.937
US Gov’t Bonds (BEUSG4 Index)		1.000	0.988	0.931	0.884	0.784	0.928
Global Equities (FTSE World Index)			1.000	0.938	0.888	0.788	0.943
Crude Oil				1.000	0.937	0.839	0.985
Heating Oil					1.000	0.862	0.931
Natural Gas						1.000	0.847
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2022, UGA’s expenses, pre and post expense waiver, exceeded the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2022, UGA used other assets to pay expenses. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2022, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of June 30, 2022, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $157,598,123 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2022, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

As of June 30, 2022, UGA’s portfolio held 980 Futures Contracts traded on the NYMEX. As of June 30, 2022, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2022, UGA limited its OTC activities to EFRP transactions.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)None.

(b)Not applicable.

(c)

UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 18 baskets (comprising 900,000 shares) during the second quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/22 to 4/30/22	250,000	$56.47
5/1/22 to 5/31/22	150,000	$63.75
6/1/22 to 6/30/22	500,000	$71.42
Total	900,000

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

Date: August 5, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2022