Form 10-Q
period 2023-03-31
United States Gasoline Fund, LP
filed 2023-05-08
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,250,000 outstanding shares as of May 1, 2023.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $17,095,631 and $30,583,281, respectively) (Notes 2 and 5)	$17,095,631	$30,583,281
Equity in trading accounts:
Cash and cash equivalents (at cost $49,840,500 and $44,598,492, respectively)	49,840,500	44,598,492
Unrealized gain (loss) on open commodity futures contracts	5,847,845	11,615,386
Dividends receivable	66,830	103,038
Interest receivable	174,468	139,201
Prepaid license fees	3,220	2,473
Prepaid insurance*	21,637	4,804

Total Assets	$73,050,131	$87,046,675

Liabilities and Partners’ Capital
Payable due to Broker	$—	$196,909
General Partner management fees payable (Note 3)	36,510	41,647
Professional fees payable	100,057	150,653
Brokerage commissions payable	20,200	18,376
Directors’ fees payable*	1,605	1,910

Total Liabilities	158,372	409,495

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	72,891,759	86,637,180
Total Partners’ Capital	72,891,759	86,637,180

Total Liabilities and Partners’ Capital	$73,050,131	$87,046,675

Limited Partners’ shares outstanding	1,200,000	1,450,000
Net asset value per share	$60.74	$59.75
Market value per share	$60.79	$59.94
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2023

Fair
Value/Unrealized
Gain (Loss) on
			Open	% of
	Notional	Number of	Commodity	Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2023 contracts, expiring April 2023*	$67,005,649	647	$5,847,845	8.02

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.73%#	17,000,000	$17,000,000	23.32
Total United States Money Market Funds		$17,000,000	23.32

#Reflects the 7-day yield at March 31, 2023.

*Collateral amounted to $49,840,500 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$7,244,227	$30,133,446
Change in unrealized gain (loss) on open commodity futures contracts	(5,767,541)	(4,728,213)
Dividend income	230,474	10,399
Interest income*	497,415	6,545
ETF transaction fees	1,400	3,850
Total Income (Loss)	$2,205,975	$25,426,027

Expenses
General Partner management fees (Note 3)	$112,628	$142,812
Professional fees	105,459	47,866
Brokerage commissions	16,703	18,735
Directors’ fees and insurance	6,995	6,875
License fees	2,815	3,570
Total Expenses	$244,600	$219,858
Net Income (Loss)	$1,961,375	$25,206,169
Net Income (Loss) per limited partner share	$0.99	$14.86
Net Income (Loss) per weighted average limited partner share	$1.53	$13.31
Weighted average limited partner shares outstanding	1,286,111	1,893,333
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Balances at beginning of period	$86,637,180	$71,811,722
Addition of 50,000 and 600,000 partnership shares, respectively	3,191,116	33,440,549
Redemption of (300,000) and (350,000) partnership shares, respectively	(18,897,912)	(18,661,445)
Net income (loss)	1,961,375	25,206,169

Balances at end of period	$72,891,759	$111,796,995
*	General Partner’s shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,961,375	$25,206,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	5,767,541	4,728,213
(Increase) decrease in dividends receivable	36,208	(7,424)
(Increase) decrease in interest receivable	(35,267)	99
(Increase) decrease in prepaid other	(747)	—
(Increase) decrease in prepaid insurance*	(16,833)	(16,413)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) payable due to custody	—	—
Increase (decrease) in payable due to Broker	(196,909)	—
Increase (decrease) in General Partner management fees payable	(5,137)	22,282
Increase (decrease) in professional fees payable	(50,596)	(41,175)
Increase (decrease) in brokerage commissions payable	1,824	1,856
Increase (decrease) in directors’ fees payable*	(305)	68
Increase (decrease) in license fees payable	—	358
Net cash provided by (used in) operating activities	7,461,154	29,894,383

Cash Flows from Financing Activities:
Addition of partnership shares	3,191,116	33,440,549
Redemption of partnership shares	(18,897,912)	(27,115,256)
Net cash provided by (used in) financing activities	(15,706,796)	6,325,293

Net Increase (Decrease) in Cash and Cash Equivalents	(8,245,642)	36,219,676

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	75,181,773	76,840,846
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$66,936,131	$113,060,522

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$17,095,631	$80,189,599
Equity in Trading Accounts:
Cash and cash equivalents	49,840,500	32,870,923
Total Cash, Cash Equivalents and Equity in Trading Accounts	$66,936,131	$113,060,522
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2023

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

As of March 31, 2023, UGA held 647 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. USCF is responsible for the management of UGA. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”) , the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”).

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008 as a result of the acquisition of the AMEX by NYSE Euronext. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of March 31, 2023, UGA had an unlimited number of shares registered. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of creation baskets.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2023.

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

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UGA in proportion to the weighted-average number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share NAV

UGA’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UGA uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2023 and 2022, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the other Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be total of $30,000 for UGA and, in the aggregate for UGA and the other Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2023 and 2022, UGA incurred $2,815 and $3,570, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $175,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by UGA, where expenses exceed 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the three months ended March 31, 2023 and 2022 USCF waived $0 and $0, respectively, of UGA’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreement and terminated on April 30, 2021.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UGA is party to a marketing agent agreement, dated as of February 15, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement. The fee of the Marketing Agent through March 31, 2023, which is borne by USCF, was equal to 0.06% on UGA’s assets up to $3 billion and 0.04% on UGA’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of UGA’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UGA’s offering.

The above fee does not include website construction and development, which are also borne by USCF.

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to conduct a banking business (“BNY Mellon”), to provide UGA and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2023	2022
Total commissions accrued to brokers	$16,703	$18,735
Total commissions as annualized percentage of average total net assets	0.09%	0.08%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a lower number of gasoline futures contracts being held and traded.

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

All of the futures contracts held by UGA through March 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2023 and December 31, 2022, UGA held investments in money market funds in the amounts of $17,000,000 and $30,400,000, respectively. UGA also holds cash deposits with its custodian. As of March 31, 2023 and December 31, 2022, UGA held cash deposits and investments in Treasuries in the amounts of $49,936,131 and $44,781,773 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$59.75	$41.04
Total income (loss)	1.18	14.98
Total expenses	(0.19)	(0.12)
Net increase (decrease) in net asset value	0.99	14.86
Net asset value, end of period	$60.74	$55.90

Total Return	1.66%	36.21%

Ratios to Average Net Assets
Total income (loss)	2.90%	26.34%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.70%	0.32%
Expense waived#	—%	—%
Net expense excluding management fees#	0.70%	0.32%
Net income (loss)	2.58%	26.11%
#	Annualized.

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

Level II – Inputs other than quoted prices included within Level I assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of UGA’s securities at March 31, 2023 using the fair value hierarchy:

At March 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$17,000,000	$17,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,847,845	5,847,845	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$30,400,000	$30,400,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	11,615,386	11,615,386	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2023	2022
Futures — Commodity Contracts	Assets	$5,847,845	$11,615,386

Fair Value of Derivative Instruments

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2023		March 31, 2022
		Realized Gain (Loss)	Change in Unrealized	Realized Gain (Loss)	Change in Unrealized
	Location of Gain	on Derivatives	Gain (Loss) on	in Derivatives	Gain (Loss) on
Derivatives not Accounted for as	(Loss) on Derivatives	Recognized in	Derivatives	Recognized in	Derivatives
Hedging Instruments	Recognized in Income	Income	Recognized in Income	Income	Recognized in Income
Futures — Commodity Contracts	Realized gain (loss) on closed positions	$7,244,227		$30,133,446

	Change in unrealized gain (loss) on open positions		$(5,767,541)		$(4,728,213)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Form-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and movements in the commodities markets and indexes that track such movements, UGA’s operations, USCF’s plans and references to UGA’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the other Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the other Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2023, UGA held 647 futures contracts for gasoline traded on the NYMEX. As of March 31, 2023, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2023, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2023, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

Federal Position Limits

Part 150 of the CFTC’s regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions. Certain of the Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and UGA’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit UGA’s ability to invest in the relevant Benchmark Oil Futures Contracts and thereby could negatively impact the ability of UGA to meet its investment objective.

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

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UGA’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Natural Gas Futures Contracts, Including the Benchmark Futures Contracts, and Other Natural Gas-Related Contracts.

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2023. The price of the Benchmark Futures Contract started the period at $2.4783 per gallon. The high of the period was on March 6, 2023 when the price reached $2.7965 per gallon. The low for the period was on January 6, 2023, which was $2.2446 per gallon. The period ended with the Benchmark Futures Contract at $2.6810 per gallon, an increase of approximately 8.18% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $59.75 and ended the period at $60.74 on March 31, 2023, an increase of approximately 1.66% over the period. The Benchmark Futures Contract prices listed above began with the February 2023 contracts and ended with the May 2023 contracts. An increase of approximately 8.18% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2023, the gasoline futures market experienced states of both contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of March 31, 2023, UGA had issued 26,150,000 shares, 1,200,000 of which were outstanding. As of March 31, 2023, UGA had an unlimited number of shares registered. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of creation baskets.

More shares may have been issued by UGA than are outstanding due to the redemption of shares.

As of March 31, 2023, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three months	Three months
	ended	ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$76,128,144	$96,530,265
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$727,889	$16,944
Annualized yield based on average daily total net assets	3.88%	0.07%
Management fee	$112,628	$142,812
Total fees and other expenses excluding management fees	$131,972	$77,046
Total commissions accrued to brokers	$16,703	$18,735
Total commissions as annualized percentage of average total net assets	0.09%	0.08%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to an increase in professional fees, directors’ fees and insurance partially offset by a decrease in commissions.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2023, the average daily change in the Benchmark Futures Contract was 0.111%, while the average daily change in the per share NAV of UGA over the same time period was 0.121%. The average daily difference was 0.01% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2023, the average daily change in the Benchmark Futures Contract was 0.037%, while the average daily change in the per share NAV of UGA over the same time period was 0.036%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first chart exhibits the daily changes in the last 30-valuation days ended March 31, 2023. The second chart measures monthly changes since March 31, 2018 through March 31, 2023.

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

For the three months ended March 31, 2023, the actual total return of UGA as measured by changes in its per share NAV was 1.66%. This is based on an initial per share NAV of $59.75 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $60.74. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $60.36 as of March 31, 2023, for a total return over the relevant time period of 1.02%. The difference between the actual per share NAV total return of UGA of 1.66% and the expected total return based on the Benchmark Futures Contract of 1.02% was a difference over the time period of 0.64%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2022, the actual total return of UGA as measured by changes in its per share NAV was 36.21%. This was based on an initial per share NAV of $41.04 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $55.90. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $56.02 as of March 31, 2022, for a total return over the relevant time period of 36.50%. The difference between the actual per share NAV total return of UGA of 36.21% and the expected total return based on the Benchmark Futures Contract of 36.50% was a difference over the time period of (0.29)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may rise over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may be lower than interest earned by UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2023, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions and regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2013 and March 31, 2023. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2022 and held until March 31, 2023 increased based upon the changes in the NAV for UGA shares on those days, by approximately 1.66%, while the spot price of gasoline for immediate delivery during the same period decreased by 1.02% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2021 and held to March 31, 2022 decreased based upon the changes in the NAV for UGA shares on those days, by approximately 36.21%, while the spot price of gasoline for immediate delivery during the same period increased by 36.50% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the three months ended March 31, 2023, the price of the front month RBOB gasoline futures contract traded in a range between $2.2446 to $2.7965. Prices increased from December 31, 2022 through March 31, 2023, finishing the quarter at $2.7005.

USCF believes that over both the medium-term and the long-term, changes in the price of crude oil will exert the greatest influence on the price of refined petroleum products such as gasoline. At the same time, there can be other factors that, particularly in the short term, cause the price of gasoline to rise (or fall), more (or less) than the price of crude oil. For example, higher gasoline prices cause American consumers to reduce their gasoline consumption, particularly during the high demand period of the summer driving season and gasoline prices are impacted by the availability of refining capacity. Furthermore, a slowdown or recession in the U.S. economy may have a greater impact on U.S. gasoline prices than on global crude oil prices. As a result, it is possible that changes in gasoline prices may not match the changes in crude oil prices

Crude Oil Market. During the three months ended March 31, 2023, the price of the front month WTI crude oil futures contract traded in a range between $76.05 to $81.62. Prices decreased from December 31, 2022 through March 31, 2023, finishing the quarter at $75.67.

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

During the first quarter of 2023, crude oil prices were volatile but relatively range bound, in contrast to the strong gains seen during the first quarter of 2022 when prices rose rapidly. During the first quarter of 2023, U.S. production rose to a peak of 12.3 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production peaked at 29.24 mbd, down slightly from the peak in 2022. Demand for crude oil has slowly increased over the last few years, most recently due to China's “reopening.” Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels. However, bearish factors have weighed on crude prices during the first quarter of 2023, including a decline in overall inflation and concerns about global economic growth. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are factors that could contribute to future increases in crude oil prices. Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down over the next few quarters.

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

For the ten-year time period between March 31, 2013 and March 31, 2023, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years

		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.892	0.996	0.645	0.642	0.524	0.685
US Gov’t Bonds (BEUSG4 Index)		1.000	0.895	0.517	0.559	0.494	0.532
Global Equities (FTSE World Index)			1.000	0.663	0.659	0.512	0.700
Crude Oil				1.000	0.833	0.338	0.840
Heating Oil					1.000	0.410	0.778
Natural Gas						1.000	0.374
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year

		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.987	0.999	0.958	0.850	0.728	0.914
US Gov’t Bonds (BEUSG4 Index)		1.000	0.988	0.967	0.860	0.700	0.920
Global Equities (FTSE World Index)			1.000	0.959	0.847	0.721	0.912
Crude Oil				1.000	0.914	0.703	0.971
Heating Oil					1.000	0.668	0.873
Natural Gas						1.000	0.630
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2023, UGA’s expenses, pre and post expense waiver, did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2023, UGA did not use other assets to pay expenses. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2023, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of March 31, 2023, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $66,936,131 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2023, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

As of March 31, 2023, UGA’s portfolio held 647 Futures Contracts traded on the NYMEX. As of March 31, 2023, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2023, UGA limited its OTC activities to EFRP transactions.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants’ motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 6 baskets (comprising 300,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/23 to 1/31/23	250,000	$64.03
2/1/23 to 2/28/23	—	—
3/1/23 to 3/31/23	50,000	57.80
Total	300,000

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

Date: May 8, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2023