Form 10-Q
period 2023-09-30
United States Gasoline Fund, LP
filed 2023-11-07
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,050,000 outstanding shares as of October 30,2023.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $40,143,127 and $30,583,281, respectively) (Notes 2 and 5)	$40,143,127	$30,583,281
Equity in trading accounts:
Cash and cash equivalents (at cost $45,276,314 and $44,598,492, respectively)	45,276,314	44,598,492
Unrealized gain (loss) on open commodity futures contracts	(7,820,522)	11,615,386
Dividends receivable	159,022	103,038
Interest receivable	155,522	139,201
Prepaid license fees	3,201	2,473
Prepaid insurance*	10,573	4,804

Total Assets	$77,927,237	$87,046,675

Liabilities and Partners’ Capital
Payable due to Broker	$—	$196,909
General Partner management fees payable (Note 3)	38,164	41,647
Professional fees payable	190,945	150,653
Brokerage commissions payable	21,403	18,376
Directors’ fees payable*	1,634	1,910

Total Liabilities	252,146	409,495

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	77,675,091	86,637,180
Total Partners’ Capital	77,675,091	86,637,180

Total Liabilities and Partners’ Capital	$77,927,237	$87,046,675

Limited Partners’ shares outstanding	1,150,000	1,450,000
Net asset value per share	$67.54	$59.75
Market value per share	$67.66	$59.94
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB November 2023 contracts, expiring October 2023*	$85,521,131	771	$(7,820,522)	(10.07)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	40,000,000	$40,000,000	51.50
Total United States Money Market Funds		$40,000,000	51.50

#Reflects the 7-day yield at September 30, 2023.

*Collateral amounted to $45,276,314 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$11,205,436	$(38,929,875)	$26,618,298	$21,889,300
Change in unrealized gain (loss) on open commodity futures contracts	(6,641,229)	11,756,262	(19,435,908)	(3,806,796)
Dividend income	451,572	228,943	883,494	373,633
Interest income*	474,354	272,782	1,568,883	308,228
ETF transaction fees	1,750	2,100	4,550	11,550
Total Income (Loss)	$5,491,883	$(26,669,788)	$9,639,317	$18,775,915

Expenses
General Partner management fees (Note 3)	$113,394	$157,046	$333,947	$505,503
Professional fees	89,588	80,311	296,600	184,315
Brokerage commissions	12,088	19,456	41,530	60,265
Directors’ fees and insurance	7,383	7,523	21,326	21,971
License fees	2,836	3,926	8,349	12,638
Total Expenses	$225,289	$268,262	$701,752	$784,692
Net Income (Loss)	$5,266,594	$(26,938,050)	$8,937,565	$17,991,223
Net Income (Loss) per limited partner share	$4.95	$(15.04)	$7.79	$11.64
Net Income (Loss) per weighted average limited partner share	$4.92	$(15.45)	$7.55	$9.50
Weighted average limited partner shares outstanding	1,070,652	1,744,022	1,184,066	1,893,407
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balances at beginning of period	$68,848,174	$145,588,662	$86,637,180	$71,811,722
Addition of 150,000, —, 250,000 and 1,650,000 partnership shares, respectively	10,724,646	—	17,104,260	106,901,197
Redemption of (100,000), (600,000), (550,000) and (1,850,000) partnership shares, respectively	(7,164,323)	(37,002,223)	(35,003,914)	(115,055,753)
Net income (loss)	5,266,594	(26,938,050)	8,937,565	17,991,223

Balances at end of period	$77,675,091	$81,648,389	$77,675,091	$81,648,389
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$8,937,565	$17,991,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	19,435,908	3,806,796
(Increase) decrease in dividends receivable	(55,984)	(63,335)
(Increase) decrease in interest receivable	(16,321)	(71,286)
(Increase) decrease in prepaid other	(728)	(2,110)
(Increase) decrease in prepaid insurance*	(5,769)	(5,562)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	(196,909)	—
Increase (decrease) in General Partner management fees payable	(3,483)	1,618
Increase (decrease) in professional fees payable	40,292	(14,664)
Increase (decrease) in brokerage commissions payable	3,027	2,727
Increase (decrease) in directors’ fees payable*	(276)	507
Increase (decrease) in license fees payable	—	(3,527)
Net cash provided by (used in) operating activities	28,137,322	21,642,737

Cash Flows from Financing Activities:
Addition of partnership shares	17,104,260	106,901,197
Redemption of partnership shares	(35,003,914)	(123,509,564)
Net cash provided by (used in) financing activities	(17,899,654)	(16,608,367)

Net Increase (Decrease) in Cash and Cash Equivalents	10,237,668	5,034,370

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	75,181,773	76,840,846
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$85,419,441	$81,875,216

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$40,143,127	$31,123,078
Equity in Trading Accounts:
Cash and cash equivalents	45,276,314	50,752,138
Total Cash, Cash Equivalents and Equity in Trading Accounts	$85,419,441	$81,875,216
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2023

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

As of September 30, 2023, UGA held 771 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008 as a result of the acquisition of the AMEX by NYSE Euronext. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. As of September 30, 2023, UGA had registered an unlimited number of shares and available for issuance. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2023 and 2022, UGA did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2023 and 2022, UGA incurred $8,349 and $12,638, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $300,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UGA is party to a marketing agent agreement, dated as of February 15, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement. The fee of the Marketing Agent through September 30, 2023, which is borne by USCF, was equal to 0.06% on UGA’s assets up to $3 billion and 0.04% on UGA’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of UGA’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UGA’s offering.

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

Brokerage and Futures Commission Merchant Agreements

UGA entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UGA’s FCM effective October 10, 2013. UGA has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”) and ADM Investor Services Inc. to serve as additional FCMs to UGA effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with UGA’s FCMs require the FCMs to provide services to UGA in connection with the purchase and sale of Gasoline Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through the applicable FCM for UGA’s account. In accordance with the FCM agreements, UGA pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Gasoline Futures Contracts and options on Gasoline Futures Contracts. Such fees include those incurred when purchasing Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Gasoline Futures Contracts and options on Gasoline Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Gasoline Futures Contracts and options on Gasoline Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Gasoline Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2023	2022
Total commissions accrued to brokers	$41,530	$60,265
Total commissions as annualized percentage of average total net assets	0.07%	0.07%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of gasoline futures contracts being held and traded.

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

Significant market volatility has recently occurred in the unleaded gasoline markets and the unleaded gasoline futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East and continuing disputes among gasoline-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA and the impact of which could limit UGA’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UGA could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Gasoline-Related Investments.

All of the futures contracts held by UGA through September 30, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2023 and December 31, 2022, UGA held investments in money market funds in the amounts of $40,000,000 and $30,400,000, respectively. UGA also holds cash deposits with its custodian. As of September 30, 2023 and December 31, 2022, UGA held cash deposits and investments in Treasuries in the amounts of $45,419,441 and $44,781,773 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$62.59	$67.72	$59.75	$41.04
Total income (loss)	5.16	(14.89)	8.38	12.05
Total expenses	(0.21)	(0.15)	(0.59)	(0.41)
Net increase (decrease) in net asset value	4.95	(15.04)	7.79	11.64
Net asset value, end of period	$67.54	$52.68	$67.54	$52.68

Total Return	7.91%	(22.21)%	13.04%	28.36%

Ratios to Average Net Assets
Total income (loss)	7.32%	(25.68)%	12.95%	16.67%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.59%	0.42%	0.66%	0.33%
Net income (loss)	7.02%	(25.94)%	12.01%	15.97%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at September 30, 2023 using the fair value hierarchy:

At September 30, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$40,000,000	$40,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(7,820,522)	(7,820,522)	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$30,400,000	$30,400,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	11,615,386	11,615,386	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2023	2022
Futures - Commodity Contracts	Assets	$(7,820,522)	$11,615,386

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2023		September 30, 2022
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$26,618,298		$21,889,300

	Change in unrealized gain (loss) on open positions		$(19,435,908)		$(3,806,796)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor UGA’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2023, UGA held 771 futures contracts for gasoline traded on the NYMEX. As of September 30, 2023, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2023, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2023, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2023. The price of the Benchmark Futures Contract started the period at $2.4783 per gallon. The high of the period was on August 11, 2023 when the price reached $2.9649 per gallon. The low for the period was on January 6, 2023, which was $2.2446 per gallon. The period ended with the Benchmark Futures Contract at $2.3995 per gallon, a decrease of approximately (3.18)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $59.75 and ended the period at $67.54 on September 30, 2023, an increase of approximately 13.04% over the period. The Benchmark Futures Contract prices listed above began with the February 2023 contracts and ended with the October 2023 contracts. A decrease of approximately (3.18)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the nine months ended September 30, 2023, the gasoline futures market was primarily in a state of backwardation with seasonal contango present during January and February as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. On days when the market was in backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

As of September 30, 2023, UGA had issued 26,350,000 shares, 1,150,000 of which were outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UGA than are outstanding due to the redemption of shares.

As of September 30, 2023, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine months	Nine months
	ended	ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$74,414,417	$112,642,628
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,452,377	$681,861
Annualized yield based on average daily total net assets	4.41%	0.81%
Management fee	$333,947	$505,503
Total fees and other expenses excluding management fees	$367,805	$279,189
Total commissions accrued to brokers	$41,530	$60,265
Total commissions as annualized percentage of average total net assets	0.07%	0.07%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to an increase in professional fees and directors’ fees and insurance partially offset by a decrease in commissions.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three months	Three months
	ended	ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$74,979,858	$103,843,744
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$925,926	$501,725
Annualized yield based on average daily total net assets	4.90%	1.92%
Management fee	$113,394	$157,046
Total fees and other expenses excluding management fees	$111,895	$111,216
Total commissions accrued to brokers	$12,088	$19,456
Total commissions as annualized percentage of average total net assets	0.06%	0.07%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to an increase in professional fees and directors’ fees and insurance partially offset by a decrease in commissions.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2023, the average daily change in the Benchmark Futures Contract was (0.188)%, while the average daily change in the per share NAV of UGA over the same time period was (0.173)%. The average daily difference was 0.015% (or (1.5)basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to September 30, 2023, the average daily change in the Benchmark Futures Contract was 0.039%, while the average daily change in the per share NAV of UGA over the same time period was 0.038%. The average daily difference was (0.001)% (or (0.1)basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended September 30, 2023, the last trading day in September. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended September 30, 2023.

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

For the nine months ended September 30, 2023, the actual total return of UGA as measured by changes in its per share NAV was 13.04%. This is based on an initial per share NAV of $59.75 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $67.54. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $65.98 as of September 30, 2023, for a total return over the relevant time period of 10.43%. The difference between the actual per share NAV total return of UGA of 13.04% and the expected total return based on the Benchmark Futures Contract of 10.43% was a difference over the time period of 2.61%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2022, the actual total return of UGA as measured by changes in its per share NAV was 28.36%. This was based on an initial per share NAV of $41.04 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $52.68. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $52.72 as of September 30, 2022, for a total return over the relevant time period of 28.46%. The difference between the actual per share NAV total return of UGA of 28.36% and the expected total return based on the Benchmark Futures Contract of 28.46% was a difference over the time period of (0.10)%, which is to say that UGA’s actual total return underperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UGA’s ability to accurately track Benchmark Futures Contract.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2023. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may be lower than interest earned by

UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2023, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions and regulatory limits, UGA may invest in Other Gasoline-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2013 and September 30, 2023. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2022 and held until September 30, 2023 increased based upon the changes in the NAV for UGA shares on those days, by approximately 13.04%, while the spot price of gasoline for immediate delivery during the same period decreased by 10.43% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2021 and held to September 30, 2022 increased based upon the changes in the NAV for UGA shares on those days, by approximately 28.36%, while the spot price of gasoline for immediate delivery during the same period decreased by 10.95% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2023, the price of the front month RBOB gasoline futures contract traded in a range between $2.2446 and $2.9649. Prices decreased (0.80)% from the end of December 2022 through September 30, 2023, finishing the quarter at $2.4399.

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

Crude Oil Market. During the nine months ended September 30, 2023, the price of the front month WTI crude oil futures contract traded in a range between $66.74 to $93.68. Prices increased 13.12% from the end of December 2022 through September 30, 2023, finishing the year at $90.79.

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

Bullish fundamentals for crude oil prices were in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response. The Russia-Ukraine war, sanctions and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when WTI crude oil briefly rose to over $123.70 per barrel on March 8, 2022 then fell back to $95.04 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $100.28 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when WTI crude oil again topped $120 per barrel before, once again, giving up gains to end the fourth quarter at $80.26.

During the first nine months of 2023, crude oil prices were volatile through April then settled into a narrower range during May and June. During the third quarter of 2023, crude oil prices rose significantly, primarily due to 1.3 million barrel per day (“mbd”) voluntary supply cuts announced by Saudi Arabia and Russia. U.S. production rose to a peak of 12.9 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production declined 27.97 mbd. According to the Energy Information Administration, global crude oil demand has exceeded supply since May of 2023. As of September 30, 2023, demand was 101.63 mbd and supply was 101.34 mbd. Demand for crude oil has slowly increased since the onset of the pandemic in 2020. Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels, although U.S. production surged over the last three months and is approaching pre-COVID highs. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, attacks or threats of attack by terrorists, and consistent strategy from OPEC that has been supportive of crude oil prices are other factors that could contribute to future increases in crude oil prices. Assuming these factors persist, USCF believes crude oil is more likely to stay elevated and potentially rise for the foreseeable future.

The Russia-Ukraine war and Middle East conflict have the potential to create further supply disruptions and sanctions, which could lead to further volatility. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between September 30, 2013 and September 30, 2023, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years

		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.032	0.977	0.367	0.220	0.150	0.477
US Gov’t Bonds (BEUSG4 Index)		1.000	0.035	(0.264)	(0.408)	(0.136)	(0.209)
Global Equities (FTSE World Index)			1.000	0.424	0.271	0.112	0.528
Crude Oil				1.000	0.741	0.063	0.750
Heating Oil					1.000	0.120	0.642
Natural Gas						1.000	0.095
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year

		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.654	0.981	0.304	0.259	0.249	0.467
US Gov’t Bonds (BEUSG4 Index)		1.000	0.718	(0.047)	(0.273)	(0.128)	0.161
Global Equities (FTSE World Index)			1.000	0.303	0.191	0.195	0.396
Crude Oil				1.000	0.813	0.258	0.416
Heating Oil					1.000	0.090	0.630
Natural Gas						1.000	(0.330)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2023, UGA’s expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2023, UGA did not use other assets to pay expenses. To the extent expenses exceed income, UGA’s NAV will be negatively impacted.

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2023, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of September 30, 2023, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $85,419,441 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2023, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

In addition to USCF’s management fee, UGA pays its brokerage fees (including fees to an FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting, and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UGA’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. UGA also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2023, UGA’s portfolio held 771 Futures Contracts traded on the NYMEX. As of September 30, 2023, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2023, UGA limited its OTC activities to EFRP transactions.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 2 baskets (comprising 100,000 shares) during the third quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/22 to 7/31/22	50,000	$73.10
8/1/22 to 8/31/22	50,000	$70.19
9/1/22 to 9/30/22	—	$—
Total	100,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2023.

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

Date: November 7, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2023