Form 10-Q
period 2024-03-31
United States Gasoline Fund, LP
filed 2024-05-09
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,750,000 outstanding shares as of May 3, 2024.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $89,379,533 and $45,845,199, respectively) (Notes 2 and 5)	$89,379,533	$45,845,199
Equity in trading accounts:
Cash and cash equivalents (at cost $29,878,918 and $40,626,444, respectively)	29,878,918	40,626,444
Unrealized gain (loss) on open commodity futures contracts	1,173,627	(1,664,279)
Dividends receivable	157,110	158,330
Interest receivable	327,417	196,367
Prepaid insurance	12,924	4,133

Total Assets	$120,929,529	$85,166,194

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$56,970	$42,835
Professional fees payable	72,258	201,750
Brokerage commissions payable	21,403	21,403
Directors’ fees payable	2,523	1,711
License fees payable	4,126	426

Total Liabilities	157,280	268,125

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	120,772,249	84,898,069
Total Partners’ Capital	120,772,249	84,898,069

Total Liabilities and Partners’ Capital	$120,929,529	$85,166,194

Limited Partners’ shares outstanding	1,700,000	1,400,000
Net asset value per share	$71.04	$60.64
Market value per share	$70.93	$60.70

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB May 2024 contracts, expiring April 2024*	$119,604,689	1,057	$1,173,627	0.97

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	35,500,000	$35,500,000	29.39
Total United States Money Market Funds		$35,500,000	29.39

#Reflects the 7-day yield at March 31, 2024.

*Collateral amounted to $29,878,918 on open commodity futures contracts.

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

#Reflects the 7-day yield at December 31, 2023.

*Collateral amounted to $40,626,444 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$12,048,498	$7,244,227
Change in unrealized gain (loss) on open commodity futures contracts	2,837,906	(5,767,541)
Dividend income	461,369	230,474
Interest income	783,663	497,415
ETF transaction fees	3,500	1,400
Total Income (Loss)	$16,134,936	$2,205,975

Expenses
General Partner management fees (Note 3)	$147,987	$112,628
Professional fees	35,213	105,459
Brokerage commissions	17,832	16,703
Directors’ fees and insurance	7,034	6,995
License fees	3,700	2,815
Total Expenses	$211,766	$244,600
Net Income (Loss)	$15,923,170	$1,961,375
Net Income (Loss) per limited partner share	$10.40	$0.99
Net Income (Loss) per weighted average limited partner share	$10.53	$1.53
Weighted average limited partner shares outstanding	1,512,637	1,286,111

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Balances at beginning of period	$84,898,069	$86,637,180
Addition of 400,000 and 50,000 partnership shares, respectively	26,410,584	3,191,116
Redemption of (100,000) and (300,000) partnership shares, respectively	(6,459,574)	(18,897,912)
Net income (loss)	15,923,170	1,961,375

Balances at end of period	$120,772,249	$72,891,759
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$15,923,170	$1,961,375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,837,906)	5,767,541
(Increase) decrease in dividends receivable	1,220	36,208
(Increase) decrease in interest receivable	(131,050)	(35,267)
(Increase) decrease in prepaid other	—	(747)
(Increase) decrease in prepaid insurance	(8,791)	(16,833)
Increase (decrease) in payable due to Broker	—	(196,909)
Increase (decrease) in General Partner management fees payable	14,135	(5,137)
Increase (decrease) in professional fees payable	(129,492)	(50,596)
Increase (decrease) in brokerage commissions payable	—	1,824
Increase (decrease) in directors’ fees payable	812	(305)
Increase (decrease) in license fees payable	3,700	—
Net cash provided by (used in) operating activities	12,835,798	7,461,154

Cash Flows from Financing Activities:
Addition of partnership shares	26,410,584	3,191,116
Redemption of partnership shares	(6,459,574)	(18,897,912)
Net cash provided by (used in) financing activities	19,951,010	(15,706,796)

Net Increase (Decrease) in Cash and Cash Equivalents	32,786,808	(8,245,642)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	86,471,643	75,181,773
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$119,258,451	$66,936,131

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$89,379,533	$17,095,631
Equity in Trading Accounts:
Cash and cash equivalents	29,878,918	49,840,500
Total Cash, Cash Equivalents and Equity in Trading Accounts	$119,258,451	$66,936,131

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2024

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

The investment objective of UGA is for the daily changes in percentage terms of its shares’ net asset value (“NAV”) per share to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”), for delivery to the New York harbor), as measured by the daily changes in the price of a specified short-term futures contract on gasoline called the “Benchmark Futures Contract,” plus interest earned on UGA’s collateral holdings, less UGA’s expenses. The Benchmark Futures Contract is the futures contract on gasoline as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. UGA seeks to achieve its investment objective by investing so that the average daily percentage change in UGA’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that UGA would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in UGA’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UGA seeks to achieve its investment objective by investing primarily in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments, include, but are not limited to, those allowing UGA to obtain greater liquidity, or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in the notes to the financial statements.

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

As of March 31, 2024, UGA held 1,057 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

Authorized Participants pay UGA a $350 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UGA but rather at market prices quoted on such exchange.

In November 2007, UGA initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”). On February 26, 2008, UGA listed its shares on the AMEX under the ticker symbol “UGA” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008 as a result of the acquisition of the AMEX by NYSE Euronext. On that day, UGA established its’ initial per share NAV by setting the price at $50.00 and issued 300,000 shares in exchange for $15,000,000. UGA also commenced investment operations on February 26, 2008 by purchasing Futures Contracts traded on the NYMEX based on gasoline. UGA has an unlimited number of shares registered and available for issuance. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2024 and 2023, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be $25,000 for UGA and, in the aggregate for UGA and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2024 and 2023, UGA incurred $3,700 and $2,815, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $250,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, UGA pays all brokerage fees and other expenses in connection with the operation of UGA, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UGA is party to a marketing agent agreement, dated as of February 15, 2008, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UGA as outlined in the agreement. The fee of the Marketing Agent through September 30, 2022, which was borne by USCF, was equal to 0.06% on UGA’s assets up to $3 billion and 0.04% on UGA’s assets in excess of $3 billion. The agreement with the Marketing Agent was amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of UGA’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UGA’s offering.

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

Brokerage and Futures Commission Merchant Agreements

UGA entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UGA’s FCM effective October 10, 2013. UGA has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services Inc. (“ADMIS”) to serve as additional FCMs to UGA effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with UGA’s FCMs require the FCMs to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through the applicable FCM for UGA’s account. In accordance with the FCM agreements, UGA pays each FCM commissions of approximately $7 to $8 per round- turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2024	2023
Total commissions accrued to brokers	$17,832	$16,703
Total commissions as annualized percentage of average total net assets	0.07%	0.09%

The increase in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a higher number of Futures Contracts being held and traded.

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

All of the futures contracts held by UGA through March 31, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2024 and December 31, 2023, UGA held investments in money market funds in the amounts of $35,500,000 and $35,500,000, respectively. UGA also holds cash deposits with its custodian. As of March 31, 2024 and December 31, 2023, UGA held cash deposits and investments in Treasuries in the amounts of $83,758,451 and $50,971,643 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2024 and 2023, the monthly average volume of open future contract notional value was $99,731,043 and $73,510,685, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$60.64	$59.75
Total income (loss)	10.54	1.18
Total expenses	(0.14)	(0.19)
Net increase (decrease) in net asset value	10.40	0.99
Net asset value, end of period	$71.04	$60.74

Total Return	17.15%	1.66%

Ratios to Average Net Assets
Total income (loss)	16.25%	2.90%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.26%	0.70%
Net income (loss)	16.04%	2.58%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at March 31, 2024 using the fair value hierarchy:

At March 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$35,500,000	$35,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,173,627	1,173,627	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$35,500,000	$35,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,664,279)	(1,664,279)	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$1,173,627	$(1,664,279)

Fair Value of Derivative Instruments

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2024		March 31, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$12,048,498	—	$7,244,227	—

	Change in unrealized gain (loss) on open commodity futures contracts	—	$2,837,906	—	$(5,767,541)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UGA’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UGA believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the unleaded gasoline markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe UGA’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UGA cannot assure investors that the projections included in these forward-looking statements will come to pass. UGA’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

UGA, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UGA is for the daily changes, in percentage terms, of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UGA’s collateral holdings, less UGA’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. UGA seeks to achieve its investment objective by investing so that the average daily percentage change in UGA’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that UGA would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in UGA’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

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

UGA invests primarily in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and OTC swaps that are based on the price of gasoline, crude oil, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2024, UGA held 1,057 futures contracts for gasoline traded on the NYMEX. As of March 31, 2024, UGA did not hold any Futures Contracts traded on ICE Futures. For the three months ended March 31, 2024, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2024, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

UGA has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Benchmark Futures Contracts and Other Gasoline-Related Investments to the extent possible. If UGA encounters accountability levels, position limits, or price fluctuation limits for gasoline Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase gasoline Futures Contracts on other exchanges that trade listed gasoline futures or enter into swaps or other transactions to meet its investment objective. In addition, if UGA exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UGA’s shares and the price of the Benchmark Futures Contract.

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

Infectious disease outbreaks like COVID-19 could negatively affect UGA and the valuation and performance of UGA’s investments.

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect UGA and, more generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19’s spread.

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Gasoline futures prices were volatile during the three months ended March 31, 2024. The price of the Benchmark Futures Contract started the period at $2.1063 per gallon. The high of the period was on March 19, 2024 when the price reached $2.7489 per gallon. The low for the period was on January 8, 2024, which was $2.0278 per gallon. The period ended with the Benchmark Futures Contract at $2.7206 per gallon, an increase of approximately 29.16% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $60.64 and ended the period at $71.04 on March 31, 2024, an increase of approximately 17.15% over the period. The Benchmark Futures Contract prices listed above began with the February 2024 contracts and ended with the May 2024 contracts. An increase of approximately 29.16% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the three months ended March 31, 2024, the gasoline futures market experienced states of both contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. During periods of backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations.

As of March 31, 2024, UGA had 1,700,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UGA than are outstanding due to the redemption of shares.

As of March 31, 2024, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three months	Three months
	ended	ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$99,272,652	$76,128,144
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,245,032	$727,889
Annualized yield based on average daily total net assets	5.04%	3.88%
Management fee	$147,987	$112,628
Total fees and other expenses excluding management fees	$63,779	$131,972
Total commissions accrued to brokers	$17,832	$16,703
Total commissions as annualized percentage of average total net assets	0.07%	0.09%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a decrease in professional fees partially offset by an increase in commissions.

The increase in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

Tracking UGA’s Benchmark

USCF seeks to manage UGA’s portfolio such that changes in its daily per share NAV, on a percentage basis, closely track the daily changes in the price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UGA’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UGA’s portfolio management goals do not include trying to make the nominal price of UGA’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for gasoline. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Gasoline-Related Investments.

For the 30-valuation days ended March 31, 2024, the average daily change in the Benchmark Futures Contract was 0.221%, while the average daily change in the per share NAV of UGA over the same time period was 0.239%. The average daily difference was 0.018% (or 1.8 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to March 31, 2024, the average daily change in the Benchmark Futures Contract was 0.039%, while the average daily change in the per share NAV of UGA over the same time period was 0.039%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended March 28, 2024, the last trading day in March. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended March 31, 2024.

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

For the three months ended March 31, 2024, the actual total return of UGA as measured by changes in its per share NAV was 17.15%. This is based on an initial per share NAV of $60.64 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $71.04. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $70.31 as of March 31, 2024, for a total return over the relevant time period of 15.95%. The difference between the actual per share NAV total return of UGA of 17.15% and the expected total return based on the Benchmark Futures Contract of 15.95% was a difference over the time period of 1.20%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2023, the actual total return of UGA as measured by changes in its per share NAV was 1.66%. This was based on an initial per share NAV of $59.75 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $60.74. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $60.36 as of March 31, 2023, for a total return over the relevant time period of 1.02%. The difference between the actual per share NAV total return of UGA of 1.66% and the expected total return based on the Benchmark Futures Contract of 1.02% was a difference over the time period of 0.64% which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may be lower than interest earned by UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2024, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UGA may invest in Other Gasoline-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UGA must pay to the swap counterparty certain fees that UGA does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between March 31, 2014 and March 31, 2024. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2023 and held until March 31, 2024 increased based upon the changes in the NAV for UGA shares on those days, by approximately 17.15%, while the spot price of gasoline for immediate delivery during the same period increased by 15.95% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2022 and held to March 31, 2023 increased based upon the changes in the NAV for UGA shares on those days, by approximately 1.66%, while the spot price of gasoline for immediate delivery during the same period increased by 1.02% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

Periods of contango or backwardation have not materially impacted UGA’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract. This is because the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both UGA’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Gasoline Market. During the three months ended March 31, 2024, the price of the front RBOB month gasoline futures contract traded in a range between $2.0278 and $2.7622. Prices increased 31.32% from the end of 2023 through March 31, 2024, finishing the quarter at $2.7611.

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

Crude Oil Market. During the three months ended March 31, 2024, the price of the front month WTI crude oil futures contract traded in a range between $70.38 to $83.47. Prices increased 16.08% from the end of 2023 through March 31, 2024, finishing the year at $83.17.

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

According to the U.S. Department of Energy, global crude oil demand was roughly in-line with supply during January and March of 2024 and exceeded supply by over one million barrels per day (mbd) in February of 2024. U.S. crude oil production was volatile in the winter months, dropping to as low as 12.3 mbd before recovering to match 2023’s record 13.3 mbd in February. Production declined again in March 2024 to end the quarter at 13.1 mbd. OPEC crude production has mostly declined since late 2022 and fell again in the first quarter of 2024 to 26.85 mbd. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation. OPEC has fiercely supported prices with voluntary cuts by and production quotas on member nations over the last several years. In November 2023 and April 2024, OPEC and cooperating countries agreed to extension of voluntary cuts and expansion of collective curbs that amounted to 2.2 mbd until at least the end of June 2024. Looking ahead, if OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. Conversely, demand for crude oil has increased since the onset of the pandemic in 2020. According to the U.S. Department of Energy, crude oil consumption reached an all-time high at the end of 2023 and is expected to continue increasing through 2025 at least. However, growth forecasts from the U.S. Energy Information Administration (EIA) and the International Energy Agency (IEA) have declined from more optimistic projections earlier in 2023. Nevertheless, ongoing demand growth during a time when OPEC continues to restrain supply could lead to stable or higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel, the Israel/Iran conflict, and other conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are other factors that could contribute to future increases in crude oil prices. Conversely, changes in OPEC policy, further non-OPEC production growth, and any sluggishness in the global economy could weigh on prices.

Geopolitical risk remains particularly high in 2024. The Russia-Ukraine war and Middle East conflict have the potential to create further supply disruptions and sanctions, which could lead to further volatility. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Even short-term changes in perceived geopolitical risk can cause the market to change swiftly.  Crude oil prices may also be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between March 31, 2014 and March 31, 2024, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.094	0.978	0.358	0.211	0.109	0.467
US Gov’t Bonds (BEUSG4 Index)		1.000	0.106	(0.261)	(0.410)	(0.183)	(0.192)
Global Equities (FTSE World Index)			1.000	0.410	0.260	0.072	0.515
Crude Oil				1.000	0.747	0.057	0.751
Heating Oil					1.000	0.103	0.641
Natural Gas						1.000	0.085
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.612	0.986	(0.047)	(0.074)	(0.423)	0.496
US Gov’t Bonds (BEUSG4 Index)		1.000	0.661	(0.287)	(0.365)	(0.593)	0.237
Global Equities (FTSE World Index)			1.000	0.006	(0.057)	(0.434)	0.464
Crude Oil				1.000	0.793	(0.008)	0.396
Heating Oil					1.000	0.019	0.256
Natural Gas						1.000	(0.421)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the three months ended March 31, 2024, UGA’s expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2024, UGA did not use other assets to pay expenses. To the extent income exceeds expenses, UGA’s NAV will be positively impacted.

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

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2024, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of March 31, 2024, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $119,258,451 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2024, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

As of March 31, 2024, UGA’s portfolio held 1,057 Futures Contracts traded on the NYMEX. As of March 31, 2024, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UGA’s website would reflect any investments in Futures Contracts beyond the Benchmark Gasoline Futures Contract, and Other Gasoline-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s FCMs, counterparties or other market participants), liquidity requirements, and other actors. Independent of the UGA website UGA may make available portfolio holdings to Authorized Participants that reflects UGA’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, UGA will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UGA due to the occurrence of a specified event, such as the insolvency of the counterparty and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the three month reporting period ended March 31, 2024, UGA limited its OTC activities to EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 (the “Form 10-K”), except for the following:

Geopolitical risk, including as a result of the Russia-Ukraine war and Middle East conflict, has the potential to create further supply disruptions and sanctions, which could lead to further volatility.

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine. In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, commodity futures, and the NAV or share price of UGA. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Benchmark Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on UGA in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 2 baskets (comprising 100,000 shares) during the first quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/24 to 1/31/24	50,000	$62.15
2/1/24 to 2/29/24	—	$—
3/1/24 to 3/31/24	50,000	$67.04
Total	100,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

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

Date: May 9, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2024