Form 10-Q
period 2024-06-30
United States Gasoline Fund, LP
filed 2024-08-08
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,550,000 outstanding shares as of August 5, 2024.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $79,995,720 and $45,845,199, respectively) (Notes 2 and 5)	$79,995,720	$45,845,199
Equity in trading accounts:
Cash and cash equivalents (at cost $19,528,778 and $40,626,444, respectively)	19,528,778	40,626,444
Unrealized gain (loss) on open commodity futures contracts	4,755,702	(1,664,279)
Dividends receivable	152,094	158,330
Interest receivable	246,771	196,367
Prepaid professional fees	32,485	—
Prepaid insurance	9,393	4,133

Total Assets	$104,720,943	$85,166,194

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$46,329	$42,835
Professional fees payable	33,069	201,750
Brokerage commissions payable	21,403	21,403
Directors’ fees payable	2,703	1,711
License fees payable	7,934	426

Total Liabilities	111,438	268,125

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	104,609,505	84,898,069
Total Partners’ Capital	104,609,505	84,898,069

Total Liabilities and Partners’ Capital	$104,720,943	$85,166,194

Limited Partners’ shares outstanding	1,550,000	1,400,000
Net asset value per share	$67.49	$60.64
Market value per share	$67.60	$60.70

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2024 contracts, expiring July 2024*	$99,887,046	996	$4,755,702	4.55

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	35,500,000	$35,500,000	33.94
Total United States Money Market Funds		$35,500,000	33.94

#Reflects the 7-day yield at June 30, 2024.

*Collateral amounted to $19,528,778 on open commodity futures contracts.

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

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(8,415,603)	$8,168,635	$3,632,895	$15,412,862
Change in unrealized gain (loss) on open commodity futures contracts	3,582,075	(7,027,138)	6,419,981	(12,794,679)
Dividend income	461,208	201,448	922,577	431,922
Interest income	838,903	597,114	1,622,566	1,094,529
ETF transaction fees	4,550	1,400	8,050	2,800
Total Income (Loss)	$(3,528,867)	$1,941,459	$12,606,069	$4,147,434

Expenses
General Partner management fees (Note 3)	$152,332	$107,925	$300,319	$220,553
Professional fees	55,214	101,553	90,427	207,012
Brokerage commissions	18,735	12,739	36,567	29,442
Directors’ fees and insurance	6,312	6,948	13,346	13,943
License fees	3,808	2,698	7,508	5,513
Total Expenses	$236,401	$231,863	$448,167	$476,463
Net Income (Loss)	$(3,765,268)	$1,709,596	$12,157,902	$3,670,971
Net Income (Loss) per limited partner share	$(3.55)	$1.85	$6.85	$2.84
Net Income (Loss) per weighted average limited partner share	$(2.53)	$1.43	$8.11	$2.96
Weighted average limited partner shares outstanding	1,486,264	1,197,802	1,499,451	1,241,713

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balances at beginning of period	$120,772,249	$72,891,759	$84,898,069	$86,637,180
Addition of 650,000, 50,000, 1,050,000 and 100,000 partnership shares, respectively	41,989,681	3,188,498	68,400,265	6,379,614
Redemption of (800,000), (150,000), (900,000) and (450,000) partnership shares, respectively	(54,387,157)	(8,941,679)	(60,846,731)	(27,839,591)
Net income (loss)	(3,765,268)	1,709,596	12,157,902	3,670,971

Balances at end of period	$104,609,505	$68,848,174	$104,609,505	$68,848,174
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$12,157,902	$3,670,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(6,419,981)	12,794,679
(Increase) decrease in dividends receivable	6,236	48,208
(Increase) decrease in interest receivable	(50,404)	(58,971)
(Increase) decrease in prepaid professional fees	(32,485)	—
(Increase) decrease in prepaid other	—	(865)
(Increase) decrease in prepaid insurance	(5,260)	(11,437)
Increase (decrease) in payable due to Broker	—	(196,909)
Increase (decrease) in General Partner management fees payable	3,494	(7,565)
Increase (decrease) in professional fees payable	(168,681)	(46,433)
Increase (decrease) in brokerage commissions payable	—	3,027
Increase (decrease) in directors’ fees payable	992	(433)
Increase (decrease) in license fees payable	7,508	—
Net cash provided by (used in) operating activities	5,499,321	16,194,272

Cash Flows from Financing Activities:
Addition of partnership shares	68,400,265	6,379,614
Redemption of partnership shares	(60,846,731)	(27,839,591)
Net cash provided by (used in) financing activities	7,553,534	(21,459,977)

Net Increase (Decrease) in Cash and Cash Equivalents	13,052,855	(5,265,705)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	86,471,643	75,181,773
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$99,524,498	$69,916,068

Components of Cash, Cash Equivalents, and Equity in Trading Accounts:
Cash and cash equivalents	$79,995,720	$21,597,023
Equity in Trading Accounts:
Cash and cash equivalents	19,528,778	48,319,045
Total Cash, Cash Equivalents and Equity in Trading Accounts	$99,524,498	$69,916,068

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2024

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

UGA seeks to achieve its investment objective by investing primarily in futures contracts for gasoline, other types of gasoline, crude oil, diesel-heating oil, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”). Market conditions that USCF currently anticipates could cause UGA to invest in Other Gasoline-Related Investments, include, but are not limited to, those allowing UGA to obtain greater liquidity, or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Gasoline-Related Investments collectively are referred to as “Gasoline Interests” in the notes to the financial statements.

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

As of June 30, 2024, UGA held 996 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UGA earns income on funds held at the custodian or FCMs at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UGA is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2024 and 2023, UGA did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UGA is responsible for paying its portion of the directors’ and officers’ liability insurance for UGA and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UGA and the Related Public Funds. UGA shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $29,000 for UGA and, in the aggregate for UGA and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2024 and 2023, UGA incurred $7,508 and $5,513, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $270,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2024	2023
Total commissions accrued to brokers	$36,567	$29,442
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

The increase in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a higher number of Futures Contracts being held and traded.

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

Significant market volatility has recently occurred in the unleaded gasoline markets and the unleaded gasoline futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among gasoline-producing countries. These and other factors cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA and the impact of which could limit UGA’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UGA could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Gasoline-Related Investments, such as OTC swaps.

All of the futures contracts held by UGA through June 30, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2024 and December 31, 2023, UGA held investments in money market funds in the amounts of $35,500,000 and $35,500,000, respectively. UGA also holds cash deposits with its custodian. As of June 30, 2024 and December 31, 2023, UGA held cash deposits and investments in Treasuries in the amounts of $64,024,498 and $50,971,643 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2024 and 2023, the monthly average volume of open future contract notional value was $99,506,775 and $73,720,793, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$71.04	$60.74	$60.64	$59.75
Total income (loss)	(3.39)	2.04	7.15	3.22
Total expenses	(0.16)	(0.19)	(0.30)	(0.38)
Net increase (decrease) in net asset value	(3.55)	1.85	6.85	2.84
Net asset value, end of period	$67.49	$62.59	$67.49	$62.59

Total Return	(5.00)%	3.05%	11.30%	4.75%

Ratios to Average Net Assets
Total income (loss)	(3.46)%	2.69%	12.52%	5.60%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.33%	0.69%	0.30%	0.70%
Net income (loss)	(3.69)%	2.37%	12.08%	4.95%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at June 30, 2024 using the fair value hierarchy:

At June 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$35,500,000	$35,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,755,702	4,755,702	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$35,500,000	$35,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,664,279)	(1,664,279)	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$4,755,702	$(1,664,279)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2024		June 30, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$3,632,895	—	$15,412,862	—

	Change in unrealized gain (loss) on open commodity futures contracts	—	$6,419,981	—	$(12,794,679)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2024, UGA held 996 futures contracts for gasoline traded on the NYMEX. As of June 30, 2024, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2024, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2024, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

UGA has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Benchmark Futures Contract and Other Gasoline-Related Investments to the extent possible. If UGA encounters accountability levels, position limits, or price fluctuation limits for gasoline Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase gasoline Futures Contracts on other exchanges that trade listed gasoline futures or enter into swaps or other transactions to meet its investment objective. In addition, if UGA exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UGA’s shares and the price of the Benchmark Futures Contract.

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

UGA is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, UGA will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UGA does not have material swaps exposure under the Margin Rules, and accordingly, UGA will not be subject to the initial margin requirements of the Margin Rules.

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

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2024. The price of the Benchmark Futures Contract started the period at $2.1063 per gallon. The high of the period was on April 16, 2024 when the price reached $2.8223 per gallon. The low for the period was on January 8, 2024, which was $2.0278 per gallon. The period ended with the Benchmark Futures Contract at $2.5015 per gallon, an increase of approximately 18.76% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $60.64 and ended the period at $67.49 on June 30, 2024, an increase of approximately 11.30% over the period. The Benchmark Futures Contract prices listed above began with the February 2024 contracts and ended with the July 2024 contracts. An increase of approximately 18.76% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2024, the gasoline futures market experienced states of both contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. During periods of backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UGA’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UGA Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UGA investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Gasoline Market

Results of Operations.

As of June 30, 2024, UGA had 1,550,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UGA than are outstanding due to the redemption of shares.

As of June 30, 2024, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six months	Six months
	ended	ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$100,681,337	$74,127,010
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,545,143	$1,526,451
Annualized yield based on average daily total net assets	5.08%	4.15%
Management fee	$300,319	$220,553
Total fees and other expenses excluding management fees	$147,848	$255,910
Total commissions accrued to brokers	$36,567	$29,442
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to an decrease in professional fees partially offset by an increase in commissions.

The increase in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three months	Three months
	ended	ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$102,090,023	$72,147,867
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,300,111	$798,562
Annualized yield based on average daily total net assets	5.12%	4.44%
Management fee	$152,332	$107,925
Total fees and other expenses excluding management fees	$84,069	$123,938
Total commissions accrued to brokers	$18,735	$12,739
Total commissions as annualized percentage of average total net assets	0.07%	0.07%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to a decrease in professional fees partially offset by an increase in commissions.

The increase in total commissions accrued to brokers for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2024, the average daily change in the Benchmark Futures Contract was 0.051%, while the average daily change in the per share NAV of UGA over the same time period was 0.067%. The average daily difference was 0.016% (or 1.6 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2024, the average daily change in the Benchmark Futures Contract was 0.037%, while the average daily change in the per share NAV of UGA over the same time period was 0.037%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended June 28, 2024, the last trading day in June. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended June 30, 2024.

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

For the six months ended June 30, 2024, the actual total return of UGA as measured by changes in its per share NAV was 11.30%. This is based on an initial per share NAV of $60.64 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $67.49. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $66.09 as of June 30, 2024, for a total return over the relevant time period of 8.99%. The difference between the actual per share NAV total return of UGA of 11.30% and the expected total return based on the Benchmark Futures Contract of 8.99% was a difference over the time period of 2.31%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2023, the actual total return of UGA as measured by changes in its per share NAV was 4.75%. This was based on an initial per share NAV of $59.75 as of December 31, 2022 and an ending per share NAV as of June 30, 2023 of $62.59. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $61.71 as of June 30, 2023, for a total return over the relevant time period of 3.28%. The difference between the actual per share NAV total return of UGA of 4.75% and the expected total return based on the Benchmark Futures Contract of 3.28% was a difference over the time period of 1.47% which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be higher or lower to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by UGA may be lower than interest earned by UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2024, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UGA may invest in Other Gasoline-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UGA must pay to the swap counterparty certain fees that UGA does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2014 and June 30, 2024. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2023 and held until June 30, 2024 increased based upon the changes in the NAV for UGA shares on those days, by approximately 11.30%, while the spot price of gasoline for immediate delivery during the same period decreased by 8.99% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2022 and held to June 30, 2023 decreased based upon the changes in the NAV for UGA shares on those days, by approximately 4.75%, while the spot price of gasoline for immediate delivery during the same period increased by 3.28% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2024, the price of the front RBOB month gasoline futures contract traded in a range between $2.0278 and $2.8223. Prices increased 20.28% from the end of 2023 through June 30, 2024, finishing the quarter at $2.5291.

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

Crude Oil Market. During the six months ended June 30, 2024, the price of the front month WTI crude oil futures contract traded in a range between $70.38 to $86.91. Prices increased 13.80% from the end of 2023 through June 30, 2024, finishing the year at $81.54.

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

According to the U.S. Department of Energy, global crude oil demand exceeded supply during June of 2024 after falling below supply during April and May of 2024. U.S. crude oil production was relatively flat in the second quarter of 2024, rising from 13.1 mbd to match a record high of 13.3 mbd that was reached in 2023 and again in February of 2024. OPEC crude production mostly declined since late 2022 but began to rise in February of 2024. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world's largest crude oil producing nation. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. In June of 2024, OPEC announced that it would extend 1.65 mbd of previously agreed upon quotas until the end of 2025. OPEC also announced an extension of 2.2 mbd of voluntary cuts by some members until September of 2024, after which these voluntary reductions would be phased out over the following twelve months. Statements by oil ministers, particularly Saudi Arabia, emphasized that OPEC could change its plans if warranted by the data, reflecting the cartel's current preference for higher prices rather than market share. If OPEC's strategic focus shifts from price support to market share defense, prices could come under pressure. The unwinding of cuts and quotas also poses some risk to prices if demand growth fails to compensate, or if supply from other producers, especially the United States, increases. Ongoing demand growth during a time when OPEC continues to restrain supply could lead to stable or higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel, the Israel/Iran conflict, and other conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are other factors that could contribute to future increases in crude oil prices. Conversely, changes in OPEC policy, further non-OPEC production growth, and any sluggishness in the global economy could weigh on prices.

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

For the ten-year time period between June 30, 2014 and June 30, 2024, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.117	0.978	0.353	0.210	0.114	0.458
US Gov’t Bonds (BEUSG4 Index)		1.000	0.125	(0.257)	(0.397)	(0.174)	(0.190)
Global Equities (FTSE World Index)			1.000	0.406	0.258	0.077	0.506
Crude Oil				1.000	0.748	0.049	0.753
Heating Oil					1.000	0.090	0.643
Natural Gas						1.000	0.067
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.708	0.986	(0.087)	(0.055)	(0.321)	0.378
US Gov’t Bonds (BEUSG4 Index)		1.000	0.740	(0.338)	(0.272)	(0.404)	0.080
Global Equities (FTSE World Index)			1.000	(0.085)	(0.061)	(0.370)	0.374
Crude Oil				1.000	0.885	(0.278)	0.567
Heating Oil					1.000	(0.139)	0.356
Natural Gas						1.000	(0.456)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2024, UGA’s expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2024, UGA did not use other assets to pay expenses. To the extent income exceeds expenses, UGA’s NAV will be positively impacted.

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

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2024, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of June 30, 2024, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $99,524,498 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2024, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

As of June 30, 2024, UGA’s portfolio held 996 Futures Contracts traded on the NYMEX. As of June 30, 2024, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UGA’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and Other Gasoline-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s FCMs, counterparties or other market participants), liquidity requirements, and other factors. Independent of the UGA website UGA may make available portfolio holdings to Authorized Participants that reflects UGA’s anticipated holdings.

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

During the six month reporting period ended June 30, 2024, UGA limited its OTC activities to EFRP transactions.

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

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine. In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, commodity futures, and the NAV or share price of UGA. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Benchmark Futures Contract, is difficult to predict and depends on a number of factors that may have a negative impact on UGA in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 16 baskets (comprising 800,000 shares) during the second quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/24 to 4/30/24	50,000	$72.35
5/1/24 to 5/31/24	750,000	$67.69
6/1/24 to 6/30/24	—	$—
Total	800,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2024.

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

Date: August 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2024