Form 10-Q
period 2024-09-30
United States Gasoline Fund, LP
filed 2024-11-08
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,600,000 outstanding shares as of October 28, 2024.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Gasoline Fund, LP

Condensed Statements of Financial Condition

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $74,650,255 and $45,845,199, respectively) (Notes 2 and 5)	$74,650,255	$45,845,199
Equity in trading accounts:
Cash and cash equivalents (at cost $21,985,460 and $40,626,444, respectively)	21,985,460	40,626,444
Unrealized gain (loss) on open commodity futures contracts	(319,053)	(1,664,279)
Dividends receivable	146,997	158,330
Interest receivable	235,180	196,367
Prepaid insurance	5,822	4,133

Total Assets	$96,704,661	$85,166,194

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$46,513	$42,835
Professional fees payable	86,882	201,750
Brokerage commissions payable	21,403	21,403
Directors’ fees payable	2,793	1,711
License fees payable	11,675	426

Total Liabilities	169,266	268,125

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	96,535,395	84,898,069
Total Partners’ Capital	96,535,395	84,898,069

Total Liabilities and Partners’ Capital	$96,704,661	$85,166,194

Limited Partners’ shares outstanding	1,650,000	1,400,000
Net asset value per share	$58.51	$60.64
Market value per share	$58.43	$60.70

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB November 2024 contracts, expiring October 2024*	$96,872,803	1,188	$(319,053)	(0.33)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.83%#	35,500,000	$35,500,000	36.77
Total United States Money Market Funds		$35,500,000	36.77

*Collateral amounted to $21,985,460 on open commodity futures contracts.

#Reflects the 7-day yield at September 30, 2024.

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

*Collateral amounted to $40,626,444 on open commodity futures contracts.

#Reflects the 7-day yield at December 31, 2023.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(9,640,554)	$11,205,436	$(6,007,659)	$26,618,298
Change in unrealized gain (loss) on open commodity futures contracts	(5,074,755)	(6,641,229)	1,345,226	(19,435,908)
Dividend income	460,367	451,572	1,382,944	883,494
Interest income	799,165	474,354	2,421,731	1,568,883
ETF transaction fees	1,400	1,750	9,450	4,550
Total Income (Loss)	$(13,454,377)	$5,491,883	$(848,308)	$9,639,317

Expenses
General Partner management fees (Note 3)	$149,619	$113,394	$449,938	$333,947
Professional fees	106,330	89,588	196,757	296,600
Brokerage commissions	18,884	12,088	55,451	41,530
Directors’ fees and insurance	6,456	7,383	19,802	21,326
License fees	3,740	2,836	11,248	8,349
Total Expenses	$285,029	$225,289	$733,196	$701,752
Net Income (Loss)	$(13,739,406)	$5,266,594	$(1,581,504)	$8,937,565
Net Income (Loss) per limited partner share	$(8.98)	$4.95	$(2.13)	$7.79
Net Income (Loss) per weighted average limited partner share	$(8.77)	$4.92	$(1.04)	$7.55
Weighted average limited partner shares outstanding	1,566,848	1,070,652	1,522,080	1,184,066

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balances at beginning of period	$104,609,505	$68,848,174	$84,898,069	$86,637,180
Addition of 150,000, 150,000, 1,200,000 and 250,000 partnership shares, respectively	9,091,803	10,724,646	77,492,068	17,104,260
Redemption of (50,000), (100,000), (950,000) and (550,000) partnership shares, respectively	(3,426,507)	(7,164,323)	(64,273,238)	(35,003,914)
Net income (loss)	(13,739,406)	5,266,594	(1,581,504)	8,937,565

Balances at end of period	$96,535,395	$77,675,091	$96,535,395	$77,675,091
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(1,581,504)	$8,937,565
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,345,226)	19,435,908
(Increase) decrease in dividends receivable	11,333	(55,984)
(Increase) decrease in interest receivable	(38,813)	(16,321)
(Increase) decrease in prepaid other	—	(728)
(Increase) decrease in prepaid insurance	(1,689)	(5,769)
Increase (decrease) in payable due to Broker	—	(196,909)
Increase (decrease) in General Partner management fees payable	3,678	(3,483)
Increase (decrease) in professional fees payable	(114,868)	40,292
Increase (decrease) in brokerage commissions payable	—	3,027
Increase (decrease) in directors’ fees payable	1,082	(276)
Increase (decrease) in license fees payable	11,249	—
Net cash provided by (used in) operating activities	(3,054,758)	28,137,322

Cash Flows from Financing Activities:
Addition of partnership shares	77,492,068	17,104,260
Redemption of partnership shares	(64,273,238)	(35,003,914)
Net cash provided by (used in) financing activities	13,218,830	(17,899,654)

Net Increase (Decrease) in Cash and Cash Equivalents	10,164,072	10,237,668

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	86,471,643	75,181,773
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$96,635,715	$85,419,441

Components of Cash, Cash Equivalents, and Equity in Trading Accounts:
Cash and cash equivalents	$74,650,255	$40,143,127
Equity in Trading Accounts:
Cash and cash equivalents	21,985,460	45,276,314
Total Cash, Cash Equivalents and Equity in Trading Accounts	$96,635,715	$85,419,441

See accompanying notes to condensed financial statements.

United States Gasoline Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2024

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

As of September 30, 2024, UGA held 1,188 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2024 and 2023, UGA did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2024 and 2023, UGA incurred $11,248 and $8,349, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $290,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2024	2023
Total commissions accrued to brokers	$55,451	$41,530
Total commissions as annualized percentage of average total net assets	0.07%	0.07%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a higher number of Futures Contracts being held and traded.

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

All of the futures contracts held by UGA through September 30, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2024 and December 31, 2023, UGA held investments in money market funds in the amounts of $35,500,000 and $35,500,000, respectively. UGA also holds cash deposits with its custodian. As of September 30, 2024 and December 31, 2023, UGA held cash deposits in the amounts of $61,135,715 and $50,971,643 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

For the nine months ended September 30, 2024 and 2023, the monthly average volume of open future contract notional value was $99,705,443 and $74,468,676, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$67.49	$62.59	$60.64	$59.75
Total income (loss)	(8.80)	5.16	(1.65)	8.38
Total expenses	(0.18)	(0.21)	(0.48)	(0.59)
Net increase (decrease) in net asset value	(8.98)	4.95	(2.13)	7.79
Net asset value, end of period	$58.51	$67.54	$58.51	$67.54

Total Return	(13.31)%	7.91%	(3.51)%	13.04%

Ratios to Average Net Assets
Total income (loss)	(13.56)%	7.32%	(0.85)%	12.95%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.54%	0.59%	0.38%	0.66%
Net income (loss)	(13.85)%	7.02%	(1.58)%	12.01%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at September 30, 2024 using the fair value hierarchy:

At September 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$35,500,000	$35,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(319,053)	(319,053)	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$35,500,000	$35,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,664,279)	(1,664,279)	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(319,053)	$(1,664,279)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2024		September 30, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(6,007,659)		$26,618,298

	Change in unrealized gain (loss) on open commodity futures contracts		$1,345,226		$(19,435,908)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2024, UGA held 1,188 futures contracts for gasoline traded on the NYMEX. As September 30, 2024, UGA did not hold any Futures Contracts traded on ICE Futures. For the nine months ended September 30, 2024, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2024, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

Federal Position Limits

Part 150 of the CFTC’s regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions. The Benchmark Futures Contract is subject to position limits under the Position Limits Rule, and UGA’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit UGA’s ability to invest in the Benchmark Futures Contracts and thereby could negatively impact the ability of UGA to meet its investment objective.

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

Price Movements

Gasoline futures prices were volatile during the nine months ended September 30, 2024. The price of the Benchmark Futures Contract started the period at $2.1063 per gallon. The high of the period was on April 16, 2024 when the price reached $2.8223 per gallon. The low for the period was on September 10, 2024, which was $1.8700 per gallon. The period ended with the Benchmark Futures Contract at $1.9351 per gallon, a decrease of approximately (8.13)% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $60.64 and ended the period at $58.51 on September 30, 2024, a decrease of approximately (3.51)% over the period. The Benchmark Futures Contract prices listed above began with the February 2024 contracts and ended with the October 2024 contracts. A decrease of approximately (8.13)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the nine months ended September 30, 2024, the gasoline futures market experienced states of both contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. During periods of backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations.

As of September 30, 2024, UGA had 1,650,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UGA than are outstanding due to the redemption of shares.

As of September 30, 2024, UGA had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine months	Nine months
	ended	ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$100,182,770	$74,414,417
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,804,675	$2,452,377
Annualized yield based on average daily total net assets	5.07%	4.41%
Management fee	$449,938	$333,947
Total fees and other expenses excluding management fees	$283,258	$367,805
Total commissions accrued to brokers	$55,451	$41,530
Total commissions as annualized percentage of average total net assets	0.07%	0.07%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a decrease in professional fees partially offset by an increase in commissions.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three months	Three months
	ended	ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$99,196,474	$74,979,858
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,259,532	$925,926
Annualized yield based on average daily total net assets	5.05%	4.90%
Management fee	$149,619	$113,394
Total fees and other expenses excluding management fees	$135,410	$111,895
Total commissions accrued to brokers	$18,884	$12,088
Total commissions as annualized percentage of average total net assets	0.08%	0.06%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was higher during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to an increase in professional fees and commissions.

The increase in total commissions accrued to brokers for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2024, the average daily change in the Benchmark Futures Contract was (0.273)%, while the average daily change in the per share NAV of UGA over the same time period was (0.258)%. The average daily difference was 0.015% (or 1.5 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to September 30, 2024, the average daily change in the Benchmark Futures Contract was 0.033%, while the average daily change in the per share NAV of UGA over the same time period was 0.033%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended September 30, 2024, the last trading day in September. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended September 30, 2024.

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

For the nine months ended September 30, 2024, the actual total return of UGA as measured by changes in its per share NAV was (3.51)%. This is based on an initial per share NAV of $60.64 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $58.51. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $56.74 as of September 30, 2024, for a total return over the relevant time period of (6.43)%. The difference between the actual per share NAV total return of UGA of (3.51)% and the expected total return based on the Benchmark Futures Contract of (6.43)% was a difference over the time period of 2.92%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, For the nine months ended September 30, 2023, the actual total return of UGA as measured by changes in its per share NAV was 13.04%. This was based on an initial per share NAV of $59.75 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $67.54. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $65.98 as of September 30, 2023, for a total return over the relevant time period of 10.43%. The difference between the actual per share NAV total return of UGA of 13.04% and the expected total return based on the Benchmark Futures Contract of 10.43% was a difference over the time period of 2.61%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be higher or lower to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by UGA may be lower than interest earned by UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2024, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UGA may invest in Other Gasoline-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UGA must pay to the swap counterparty certain fees that UGA does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between September 30, 2014 and September 30, 2024. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2023 and held until September 30, 2024 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (3.51)%, while the front month futures contract of gasoline during the same period decreased by (6.68)% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2022 and held to September 30, 2023 increased based upon the changes in the NAV for UGA shares on those days, by approximately 13.04%, while the front month futures contract of gasoline during the same period decreased by (0.80)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the nine months ended September 30, 2024, the price of the front RBOB month gasoline futures contract traded in a range between $1.8700 and $2.8223. Prices decreased (6.68)% from the end of 2023 through September 30, 2024, finishing the quarter at $1.9621.

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

Crude Oil Market. During the nine months ended September 30, 2024, the price of the front month WTI crude oil futures contract traded in a range between $65.75 to $86.91. Prices decreased (4.86)% from the end of 2023 through September 30, 2024, finishing the year at $68.17.

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

Crude oil prices struggled to find direction during the first half of 2023 with seventeen notable price reversals, most of which exceeded $5. Prices rose dramatically in the third quarter of 2023, from approximately $70 to over $90. This strong bull market completely reversed in the fourth quarter and by December crude had plunged back to the $70 to $75 range. U.S. crude oil production growth accelerated in late July and rose until the end of the year, finally surpassing pre-pandemic levels and reaching a record of 13.3 mbd in December 2023.

U.S. crude oil production averaged 13.3 mbd and peaked at a record 13.4 mbd in the third quarter of 2024. OPEC crude production has mostly declined since late 2022. Globally, the U.S. Department of Energy estimates that crude oil demand exceeded supply in the third quarter of 2024. However, the International Energy Agency (IEA) forecasts that world demand for crude oil will rise 1 mbd in 2025 while supply in non-OPEC countries alone will rise by 1.5 mbd. Should the IEA’s forecast prove correct, crude oil prices will largely depend on OPEC’s actions. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. In June of 2024, OPEC announced that it would extend 1.65 mbd of previously agreed upon quotas until the end of 2025. OPEC also announced an extension of 2.2 mbd of voluntary cuts by some members until September of 2024, after which these voluntary reductions would be phased out over the following twelve months. Statements by oil ministers, particularly Saudi Arabia, emphasized that OPEC could change its plans if warranted by the data, reflecting the cartel’s current preference for higher prices rather than market share. Indeed, in November, OPEC pushed the extension of voluntary cuts through December of 2024. If OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. Even if OPEC continues to postpone the unwinding of its cuts and voluntary quotas, any sluggishness in the global economy could weigh on prices. If the IEA’s forecast proves accurate, OPEC or other producers would have to limit more production to maintain stable prices. Since demand and demand growth remain healthy for now, any new reductions in global output could be bullish for crude prices.

The current geopolitical situation adds complexity to the supply-demand equation. Escalation of the crisis in the Middle East or the Russia-Ukraine war would increase the geopolitical risk premium and volatility in crude prices as these conflicts have the potential to create further supply disruptions and sanctions, as has been apparent during recent escalations between Israel and Iran. Crude oil prices may also be highly reactive to developments if global buyers and sellers of crude reposition relationships more than has already occurred, and which remains a possibility with geopolitical tensions between many nations rising. However, if a resolution to the conflicts were to occur, volatility could decrease, and prices could decline somewhat in a short period of time. Even short-term changes in perceived geopolitical risk can cause the market to change swiftly.

The imminent U.S. presidential election may impact prices, though the president’s influence is more limited than either candidate conveys. The election could briefly affect investor sentiment, but fundamental energy market changes will depend on enacted policies, not campaign promises. Ultimately, any administration’s energy policy is constrained by various factors and external variables like a recession or OPEC policy typically have more impact.

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

For the ten-year time period between September 30, 2014 and September 30, 2024, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.112	0.979	0.348	0.204	0.110	0.449
US Gov’t Bonds (BEUSG4 Index)		1.000	0.123	(0.266)	(0.407)	(0.175)	(0.203)
Global Equities (FTSE World Index)			1.000	0.398	0.249	0.073	0.495
Crude Oil				1.000	0.749	0.036	0.752
Heating Oil					1.000	0.080	0.644
Natural Gas						1.000	0.044
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year
		US Gov’t
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.760	0.984	(0.179)	(0.219)	(0.355)	0.294
US Gov’t Bonds (BEUSG4 Index)		1.000	0.817	(0.399)	(0.284)	(0.317)	0.032
Global Equities (FTSE World Index)			1.000	(0.217)	(0.265)	(0.410)	0.262
Crude Oil				1.000	0.841	(0.352)	0.560
Heating Oil					1.000	(0.255)	0.263
Natural Gas						1.000	(0.541)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the nine months ended September 30, 2024, UGA’s expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2024, UGA did not use other assets to pay expenses. To the extent income exceeds expenses, UGA’s NAV will be positively impacted.

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

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2024, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of September 30, 2024, UGA held cash deposits and investments in Treasuries and money market funds in the amount of $96,635,715 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2024, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UGA’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and certain Related Public Funds have also entered into a licensing agreement with the NYMEX pursuant to which the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UGA also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of September 30, 2024, UGA’s portfolio held 1,188 Futures Contracts traded on the NYMEX. As of September 30, 2024, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UGA’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and Other Gasoline-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s FCMs, counterparties or other market participants), liquidity requirements, and other factors. Independent of the UGA website UGA may make available portfolio holdings to Authorized Participants that reflects UGA’s anticipated holdings.

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

During the nine month reporting period ended September 30, 2024, UGA limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 1 basket (comprising 50,000 shares) during the third quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/24 to 7/31/24	50,000	$68.53
8/1/24 to 8/31/24	—	$—
9/1/24 to 9/30/24	—	$—
Total	50,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2024.

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

Date: November 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2024