Form 10-Q
period 2025-06-30
United States Gasoline Fund, LP
filed 2025-08-08
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,250,000 outstanding shares as of August 1, 2025.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Gasoline Fund, LP

Statements of Financial Condition

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $58,794,599 and $75,857,796, respectively) (Notes 2 and 5)	$58,794,599	$75,857,796
Equity in trading accounts:
Cash and cash equivalents (at cost $18,101,002 and $21,991,802, respectively)	18,101,002	21,991,802
Unrealized gain (loss) on open commodity futures contracts	(4,684,739)	2,757,430
Dividends receivable	150,582	135,525
Interest receivable	99,972	235,090
Prepaid insurance	21,217	2,252

Total Assets	$72,482,633	$100,979,895

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$36,712	$51,401
Professional fees payable	65,891	177,803
Brokerage commissions payable	21,403	21,403
Directors’ fees payable	2,838	2,895
License fees payable	21,742	15,502

Total Liabilities	148,586	269,004

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	72,334,047	100,710,891
Total Partners’ Capital	72,334,047	100,710,891

Total Liabilities and Partners’ Capital	$72,482,633	$100,979,895

Limited Partners’ shares outstanding	1,200,000	1,600,000
Net asset value per share	$60.28	$62.94
Market value per share	$60.22	$62.99

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Schedule of Investments (Unaudited)

At June 30, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2025 contracts, expiring July 2025*	$77,005,173	831	$(4,684,739)	(6.48)

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.29%#	8,000,000	$8,000,000	11.06
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.23%#	35,500,000	35,500,000	49.08
Total United States Money Market Funds		43,500,000	60.14

*Collateral amounted to $18,101,002 on open commodity futures contracts.

#Reflects the 7 - day yield at June 30, 2025.

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

United States Gasoline Fund, LP

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$2,675,421	$(8,415,603)	$2,507,618	$3,632,895
Change in unrealized gain (loss) on open commodity futures contracts	(8,953,774)	3,582,075	(7,442,169)	6,419,981
Dividend income	430,100	461,208	805,423	922,577
Interest income	315,744	838,903	900,126	1,622,566
ETF transaction fees	1,400	4,550	3,150	8,050
Total Income (Loss)	$(5,531,109)	$(3,528,867)	$(3,225,852)	$12,606,069

Expenses
General Partner management fees (Note 3)	$109,478	$152,332	$249,613	$300,319
Professional fees	43,972	55,214	114,717	90,427
Brokerage commissions	15,360	18,735	35,367	36,567
Directors’ fees and insurance	2,945	6,312	8,504	13,346
License fees	2,737	3,808	6,240	7,508
Total Expenses	$174,492	236,401	$414,441	448,167
Net Income (Loss)	$(5,705,601)	$(3,765,268)	$(3,640,293)	$12,157,902
Net Income (Loss) per limited partner share	$(4.00)	$(3.55)	$(2.66)	$6.85
Net Income (Loss) per weighted average limited partner share	$(4.69)	$(2.53)	$(2.69)	$8.11
Weighted average limited partner shares outstanding	1,216,111	1,486,264	1,354,420	1,499,451

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balances at beginning of period	$89,986,733	$120,772,249	$100,710,891	$84,898,069
Addition of —, 650,000, 50,000 and 1,050,000 partnership shares, respectively	—	41,989,681	3,187,709	68,400,265
Redemption of (200,000), (800,000), (450,000) and (900,000) partnership shares, respectively	(11,947,085)	(54,387,157)	(27,924,260)	(60,846,731)
Net income (loss)	(5,705,601)	(3,765,268)	(3,640,293)	12,157,902

Balances at end of period	$72,334,047	$104,609,505	$72,334,047	$104,609,505
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(3,640,293)	$12,157,902
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	7,442,169	(6,419,981)
(Increase) decrease in dividends receivable	(15,057)	6,236
(Increase) decrease in interest receivable	135,118	(50,404)
(Increase) decrease in prepaid professional fees	—	(32,485)
(Increase) decrease in prepaid insurance	(18,965)	(5,260)
Increase (decrease) in General Partner management fees payable	(14,689)	3,494
Increase (decrease) in professional fees payable	(111,912)	(168,681)
Increase (decrease) in directors’ fees payable	(57)	992
Increase (decrease) in license fees payable	6,240	7,508
Net cash provided by (used in) operating activities	3,782,554	5,499,321

Cash Flows from Financing Activities:
Addition of partnership shares	3,187,709	68,400,265
Redemption of partnership shares	(27,924,260)	(60,846,731)
Net cash provided by (used in) financing activities	(24,736,551)	7,553,534

Net Increase (Decrease) in Cash and Cash Equivalents	(20,953,997)	13,052,855

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	97,849,598	86,471,643
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$76,895,601	$99,524,498

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$58,794,599	$79,995,720
Equity in Trading Accounts:
Cash and cash equivalents	18,101,002	19,528,778
Total Cash, Cash Equivalents and Equity in Trading Accounts	$76,895,601	$99,524,498

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended June 30, 2025

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

As of June 30, 2025, UGA held 831 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2025.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2025 and 2024, UGA did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2025 and 2024, UGA incurred $6,240 and $7,508, respectively under this arrangement.

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

Brokerage and Futures Commission Merchant Agreements

UGA entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UGA’s FCM effective October 10, 2013. UGA has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets, Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services, Inc. (“ADMIS”) to serve as additional FCMs to UGA effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with UGA’s FCMs require the FCMs to provide services to UGA in connection with the purchase and sale of Futures Contracts and Other Gasoline-Related Investments that may be purchased and sold by or through the applicable FCM for UGA’s account. In accordance with the FCM agreements, UGA pays each FCM commissions of approximately $7 to $8 per round- turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Gasoline Futures Contracts and options on Futures Contracts when UGA issues shares as a result of a Creation Basket, as well as fees incurred when selling Gasoline Futures Contracts and options on Futures Contracts when UGA redeems shares as a result of a Redemption Basket. Such fees are also incurred when Gasoline Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UGA also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Gasoline-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Total commissions accrued to brokers	$35,367	$36,567
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a lower number of Futures Contracts being held and traded.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among natural gas-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and other, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UGA and the impact of which could limit UGA’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UGA could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Gasoline Related Investments.

All of the futures contracts held by UGA through June 30, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2025 and December 31, 2024, UGA held investments in money market funds in the amounts of $ 43,500,000 and $35,500,000, respectively. UGA also holds cash deposits with its custodian and FCMs. As of June 30, 2025 and December 31, 2024, UGA held cash deposits in the amounts of $33,395,601 and $62,349,598 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2025 and 2024, the monthly average volume of open future contract notional value was $86,075,668 and $99,506,775, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$64.28	$71.04	$62.94	$60.64
Total income (loss)	(3.86)	(3.39)	(2.35)	7.15
Total expenses	(0.14)	(0.16)	(0.31)	(0.30)
Net increase (decrease) in net asset value	(4.00)	(3.55)	(2.66)	6.85
Net asset value, end of period	$60.28	$67.49	$60.28	$67.49

Total Return	(6.22)%	(5.00)%	(4.23)%	11.30%

Ratios to Average Net Assets
Total income (loss)	(7.56)%	(3.46)%	(3.85)%	12.52%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.36%	0.33%	0.40%	0.30%
Net income (loss)	(7.80)%	(3.69)%	(4.34)%	12.08%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at June 30, 2025 using the fair value hierarchy:

At June 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$43,500,000	$43,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,684,739)	(4,684,739)	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$35,500,000	$35,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,757,430	2,757,430	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2025	2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(4,684,739)	$2,757,430

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2025		June 30, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$2,507,618	—	$3,632,895	—

	Change in unrealized gain (loss) on open commodity futures contracts	—	$(7,442,169)	—	$6,419,981

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on UGA’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2025, UGA held 831 futures contracts for gasoline traded on the NYMEX. As June 30, 2025, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2025, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which UGA invests. For the six months ended June 30, 2025, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2025. The price of the Benchmark Futures Contract started the period at $2.0090 per gallon. The high of the period was on April 2, 2025 when the price reached $2.331 per gallon. The low for the period was on April 10, 2025, which was $1.961 per gallon. The period ended with the Benchmark Futures Contract at $2.0720 per gallon, an increase of approximately 3.13% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $62.94 and ended the period at $60.28 on June 30, 2025, a decrease of approximately (4.23)% over the period. The Benchmark Futures Contract prices listed above began with the February 2025 contracts and ended with the August 2025 contracts. An increase of approximately 3.13% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2025, the gasoline futures market experienced states of both contango and backwardation as represented by the front month gasoline futures contract and the next to expire gasoline futures contract. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. During periods of backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations.

As of June 30, 2025, UGA had 1,200,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UGA than are outstanding due to the redemption of shares.

As of June 30, 2025, UGA had the following Authorized Participants: Citadel Securities, Citigroup Global Markets Inc., Goldman Sachs & Co., Jane Street Capital, LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co LLC, RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$83,889,716	$100,681,337
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,705,549	$2,545,143
Annualized yield based on average daily total net assets	4.10%	5.08%
Management fee	$249,613	$300,319
Total fees and other expenses excluding management fees	$164,828	$147,848
Total commissions accrued to brokers	$35,367	$36,567
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to an increase in professional fees and directors’ fees and insurance partially offset by a decrease in commissions

The decrease in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three months	Three months
	ended	ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$73,177,810	$102,090,023
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$745,844	$1,300,111
Annualized yield based on average daily total net assets	4.09%	5.12%
Management fee	$109,478	$152,332
Total fees and other expenses excluding management fees	$65,014	$84,069
Total commissions accrued to brokers	$15,360	$18,735
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a decrease in professional fees, directors’ fees and insurance and commissions.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a lower number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2025, the average daily change in the Benchmark Futures Contract was 0.004%, while the average daily change in the per share NAV of UGA over the same time period was 0.016%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2025, the average daily change in the Benchmark Futures Contract was 0.032%, while the average daily change in the per share NAV of UGA over the same time period was 0.033%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended June 30, 2025, the last trading day in June. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended June 30, 2024.

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

For the six months ended June 30, 2025, the actual total return of UGA as measured by changes in its per share NAV was (4.23)%. This is based on an initial per share NAV of $62.94 as of December 31, 2024 and an ending per share NAV as of June 30, 2025 of $60.28. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $59.35 as of June 30, 2025, for a total return over the relevant time period of (5.70)%. The difference between the actual per share NAV total return of UGA of (4.23)% and the expected total return based on the Benchmark Futures Contract of (5.70)% was a difference over the time period of 1.48%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher or lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2024, the actual total return of UGA as measured by changes in its per share NAV was 11.30%. This is based on an initial per share NAV of $60.64 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $67.49. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $66.09 as of June 30, 2024, for a total return over the relevant time period of 8.99%. The difference between the actual per share NAV total return of UGA of 11.30% and the expected total return based on the Benchmark Futures Contract of 8.99% was a difference over the time period of 2.31%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher or lower than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be higher or lower relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2025. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly higher or lower than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by UGA may be lower than interest earned by UGA. As such,

USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2025, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UGA may invest in Other Gasoline-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UGA must pay to the swap counterparty certain fees that UGA does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2015 and June 30, 2025. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2024 and held until June 30, 2025 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (4.23)%, while the front month futures contract of gasoline during the same period decreased by (5.70)% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2023 and held to June 30, 2024 increased based upon the changes in the NAV for UGA shares on those days, by approximately 11.30%, while the front month futures contract of gasoline during the same period increased by 8.99% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2025, the price of the front RBOB month gasoline futures contract traded in a range between $1.949 and $2.331. Prices increased 3.91% from the end of 2024 through June 30, 2025, finishing the quarter at $2.0798.

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

In the second quarter of 2025, U.S. crude oil production averaged 13.4 mbd. U.S. production rose significantly over the last five years but is down year-to-date. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose during the six months ending June 30, 2025, but remained below pre- and post-pandemic highs. OPEC fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 and has begun to do so after delaying and adjusting these plans several times. OPEC reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower at a time when demand could also decline, increasing the potential for downward pressure on prices. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and production is down from 2024 records. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions has materially increased the risk of a global economic slowdown or recession, which would reduce demand for crude oil. As negotiations with trading partners continue, final trade policy remains elusive and crude oil prices may be volatile as a result.

The current geopolitical situation adds complexity to the supply-demand equation. In June of 2025, Israel and the United States attacked Iran’s nuclear facilities, raising speculation that Iran might attempt to close the Strait of Hormuz. As approximately 20% of global petroleum consumption transits the Strait daily, this could have a significant effect on prices. As it stands, Iran did not close the Strait, and prices fell back to the mid-$65 range after briefly topping $75. Tensions in the Middle East and other regions remain a flash point for risk to crude oil supply, which could raise prices. Conversely, any resolution of geopolitical conflicts could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between June 30, 2015 and June 30, 2025, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years

		US Gov’t
	Large Cap US	Bonds	Global
	Equities (S&P	(BEUSG4	Equities (FTSE				Unleaded
Correlation Matrix 10 Years	600)	Index)	World Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.141	0.979	0.351	0.182	0.101	0.428
US Gov’t Bonds (BEUSG4 Index)		1.000	0.156	(0.253)	(0.379)	(0.142)	(0.180)
Global Equities (FTSE World Index)			1.000	0.386	0.215	0.053	0.463
Crude Oil				1.000	0.774	0.016	0.747
Heating Oil					1.000	0.045	0.621
Natural Gas						1.000	0.014
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year

	Large Cap US		Global
	Equities (S&P	US Gov’t Bonds	Equities (FTSE				Unleaded
Correlation Matrix 1 Year	500)	(BEUSG4 Index)	World Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.178	0.958	0.172	0.266	0.056	(0.351)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.301	(0.367)	(0.278)	0.099	(0.307)
Global Equities (FTSE World Index)			1.000	0.023	0.151	(0.067)	(0.417)
Crude Oil				1.000	0.841	0.076	0.726
Heating Oil					1.000	(0.120)	0.545
Natural Gas						1.000	(0.148)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2025, UGA’s expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2025, UGA did not use other assets to pay expenses. To the extent income exceeds expenses, UGA’s NAV will be positively impacted.

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

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2025, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

As of June 30, 2025, UGA held cash deposits and short-term investments in the amount of $76,895,601 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2025, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

As of June 30, 2025, UGA’s portfolio held 831 Futures Contracts traded on the NYMEX. As of June 30, 2025, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UGA’s website would reflect any investments in Futures Contracts beyond the Benchmark Gasoline Futures Contract, and Other Gasoline-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s FCMs, counterparties or other market participants), liquidity requirements, and other factors. Independent of the UGA website UGA may make available portfolio holdings to Authorized Participants that reflects UGA’s anticipated holdings.

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

During the six month reporting period ended June 30, 2025, UGA limited its OTC activities to EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on June 30, 2025 (the “Form 10-K”), except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 4 baskets (comprising 200,000 shares) during the second quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/25 to 4/30/25	200,000	$59.74
5/1/25 to 5/31/25	—	$—
6/1/25 to 6/30/25	—	$—
Total	200,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2025.

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

Date: August 8, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2025