Form 10-Q
period 2026-06-30
United States Gasoline Fund, LP
filed 2026-08-07
CIK 1396878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33975

United States Gasoline Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8837263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 1,250,000 outstanding shares as of August 4, 2026.

United States Gasoline Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Gasoline Fund, LP

Statements of Financial Condition

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents (at cost $82,385,317 and $67,101,411, respectively) (Notes 2 and 5)	$82,385,317	$67,101,411	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $22,136,436 and $9,408,070, respectively)	22,136,436	9,408,070
Unrealized gain (loss) on open commodity futures contracts	3,036,388	709,073
Dividends receivable	233,688	93,616
Interest receivable	82,873	139,163
Prepaid insurance	11,508	8,405

Total Assets	$107,886,210	$77,459,738

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$55,770	$39,246
Professional fees payable	107,161	178,081
Directors’ fees payable	2,127	2,117
License fees payable	35,589	27,048

Total Liabilities	200,647	246,492

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	$107,685,563	$77,213,246
Total Partners’ Capital	107,685,563	77,213,246

Total Liabilities and Partners’ Capital	$107,886,210	$77,459,738

Limited Partners’ shares outstanding	1,050,000	1,250,000
Net asset value per share	$102.56	$61.77
Market value per share	$102.97	$61.73

(a) A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Schedule of Investments (Unaudited)

At June 30, 2026

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures RB August 2026 contracts, expiring July 2026*	$104,688,631	886	$3,036,388	2.82

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.60%#	70,650,000	$70,650,000	65.61
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.56%#	7,450,000	7,450,000	6.92
Total United States Money Market Funds		78,100,000	72.53

*Collateral amounted to $22,136,436 on open commodity futures contracts.

#Reflects the 7-day yield at June 30, 2026.

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

United States Gasoline Fund, LP

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(652,463)	$2,675,421	$52,204,814	$2,507,618
Change in unrealized gain (loss) on open commodity futures contracts	(2,413,192)	(8,953,774)	2,327,315	(7,442,169)
Dividend income	750,631	430,100	1,193,217	805,423
Interest income	322,648	315,744	758,402	900,126
ETF transaction fees	4,900	1,400	8,750	3,150
Total Income (Loss)	$(1,987,476)	$(5,531,109)	$56,492,498	$(3,225,852)

Expenses
General Partner management fees (Note 3)	$189,804	$109,478	$341,628	$249,613
Professional fees	88,678	43,972	141,774	114,717
Brokerage commissions	18,472	15,360	39,809	35,367
Directors’ fees and insurance	6,315	2,945	17,955	8,504
License fees	4,745	2,737	8,541	6,240
Total Expenses	$308,014	$174,492	$549,707	$414,441
Net Income (Loss)	$(2,295,490)	$(5,705,601)	$55,942,791	$(3,640,293)
Net Income (Loss) per limited partner share	$(0.88)	$(4.00)	$40.79	$(2.66)
Net Income (Loss) per weighted average limited partner share	$(1.97)	$(4.69)	$44.54	$(2.69)
Weighted average limited partner shares outstanding	1,167,582	1,216,111	1,256,077	1,354,420

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balances at beginning of period	$149,984,062	$89,986,733	$77,213,246	$100,710,891
Addition of 200,000, –, 600,000 and 50,000 partnership shares, respectively	22,214,516	—	55,092,001	3,187,709
Redemption of (600,000), (200,000), (800,000) and (450,000) partnership shares, respectively	(62,217,525)	(11,947,085)	(80,562,475)	(27,924,260)
Net income (loss)	(2,295,490)	(5,705,601)	55,942,791	(3,640,293)

Balances at end of period	$107,685,563	$72,334,047	$107,685,563	$72,334,047
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$55,942,791	$(3,640,293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,327,315)	7,442,169
(Increase) decrease in dividends receivable	(140,072)	(15,057)
(Increase) decrease in interest receivable	56,290	135,118
(Increase) decrease in prepaid insurance	(3,103)	(18,965)
Increase (decrease) in General Partner management fees payable	16,524	(14,689)
Increase (decrease) in professional fees payable	(70,920)	(111,912)
Increase (decrease) in directors’ fees payable	10	(57)
Increase (decrease) in license fees payable	8,541	6,240
Net cash provided by (used in) operating activities	53,482,746	3,782,554

Cash Flows from Financing Activities:
Addition of partnership shares	55,092,001	3,187,709
Redemption of partnership shares	(80,562,475)	(27,924,260)
Net cash provided by (used in) financing activities	(25,470,474)	(24,736,551)

Net Increase (Decrease) in Cash and Cash Equivalents	28,012,272	(20,953,997)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	76,509,481	97,849,598
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$104,521,753	$76,895,601

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$82,385,317	$58,794,599
Equity in Trading Accounts:
Cash and cash equivalents	22,136,436	18,101,002
Total Cash, Cash Equivalents and Equity in Trading Accounts	$104,521,753	$76,895,601

See accompanying notes to financial statements.

United States Gasoline Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended June 30, 2026

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

As of June 30, 2026, UGA held 886 Futures Contracts for gasoline traded on the NYMEX and did not hold any Futures Contracts traded on the ICE Futures.

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

In accordance with U.S. GAAP, UGA is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UGA files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UGA is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UGA recording a tax liability that reduces net assets. However, UGA’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UGA recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2026.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2026.

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

Ongoing Registration Fees and Other Offering Expenses

UGA pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2026 and 2025, UGA did not incur any registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UGA entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UGA and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2026 and 2025, UGA incurred $8,541 and $6,240, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UGA’s audit expenses and tax accounting and reporting requirements are paid by UGA. These costs are estimated to be $300,000 for the year ending December 31, 2026. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Total commissions accrued to brokers	$39,809	$35,367
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

The increase in total commissions accrued to brokers for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due primarily to a higher number of Futures Contracts being held and traded.

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

All of the futures contracts held by UGA through June 30, 2026, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UGA were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UGA has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UGA bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UGA’s cash in money market funds that seek to maintain a stable per share NAV. UGA is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2026 and December 31, 2025, UGA held investments in money market funds in the amounts of $78,100,000 and $29,500,000, respectively. UGA also holds cash deposits with its custodian and FCMs. As of June 30, 2026 and December 31, 2025, UGA held cash deposits in the amounts of $26,421,753 and $47,009,481 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UGA’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2026 and 2025, the monthly average volume of open future contract notional value was $109,859,002 and $86,075,668, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2026 and 2025 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$103.44	$64.28	$61.77	$62.94
Total income (loss)	(0.62)	(3.86)	41.23	(2.35)
Total expenses	(0.26)	(0.14)	(0.44)	(0.31)
Net increase (decrease) in net asset value	(0.88)	(4.00)	40.79	(2.66)
Net asset value, end of period	$102.56	$60.28	$102.56	$60.28

Total Return	(0.85)%	(6.22)%	66.04%	(4.23)%

Ratios to Average Net Assets
Total income (loss)	(1.57)%	(7.56)%	49.19%	(3.85)%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.37%	0.36%	0.37%	0.40%
Net income (loss)	(1.81)%	(7.80)%	48.71%	(4.34)%
#	Annualized.

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

The following table summarizes the valuation of UGA’s securities at June 30, 2026 using the fair value hierarchy:

At June 30, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$78,100,000	$78,100,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,036,388	3,036,388	—	—

The following table summarizes the valuation of UGA’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$29,500,000	$29,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	709,073	709,073	—	—

Effective January 1, 2009, UGA adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2026	2025
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$3,036,388	$709,073

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2026		June 30, 2025
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$52,204,814	—	$2,507,618	—

	Change in unrealized gain (loss) on open commodity futures contracts	—	$2,327,315	—	$(7,442,169)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 5,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 7,000 net futures contracts for investments in futures contracts for gasoline. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its unleaded gasoline futures contracts. If UGA and the Related Public Funds exceed these accountability levels for investments in the futures contract for gasoline, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on UGA’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UGA and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UGA could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2026, UGA held 886 futures contracts for gasoline traded on the NYMEX. As of June 30, 2026, UGA did not hold any Futures Contracts traded on ICE Futures. For the six months ended June 30, 2026, UGA did not exceed any accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UGA will run up against such position limits because UGA’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which UGA invests. For the six months ended June 30, 2026, UGA did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Gasoline futures prices were volatile during the six months ended June 30, 2026. The price of the Benchmark Futures Contract started the period at $1.7150 per gallon. The high of the period was on May 4, 2026 when the price reached $3.7382 per gallon. The low for the period was on January 7, 2026, which was $1.6945 per gallon. The period ended with the Benchmark Futures Contract at $2.8949 per gallon, an increase of approximately 68.80% over the period (investors are cautioned that these represent prices for gasoline on a wholesale basis and should not be directly compared to retail prices at a gasoline service station). UGA’s per share NAV began the period at $61.77 and ended the period at $102.56 on June 30, 2026, an increase of approximately 66.04% over the period. The Benchmark Futures Contract prices listed above began with the February 2026 contracts and ended with the August 2026 contracts. An increase of approximately 68.80% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UGA seeks to track, which are more fully described below in the section titled “Tracking UGA’s Benchmark.”

During the six months ended June 30, 2026, the gasoline futures market experienced states of both contango and backwardation. During periods of contango, the price of the near month gasoline Futures Contract was lower than the price of the next month gasoline Futures Contract or contracts further away from expiration. During periods of backwardation, the price of the near month gasoline Futures Contract is higher than the price of the next month gasoline Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Gasoline Prices and the Impact on Total Returns” below.

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

Results of Operations and the Gasoline Market

Results of Operations.

As of June 30, 2026, UGA had 1,050,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by UGA that registered an unlimited number of shares. As a result, UGA has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UGA than are outstanding due to the redemption of shares.

As of June 30, 2026, UGA had the following Authorized Participants: Citadel Securities, Citigroup Global Markets Inc., Goldman Sachs & Co., Jane Street Capital, LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co LLC, RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Americas LLC.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$114,848,504	$83,889,716
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,951,619	$1,705,549
Annualized yield based on average daily total net assets	3.43%	4.10%
Management fee	$341,628	$249,613
Total fees and other expenses excluding management fees	$208,079	$164,828
Total commissions accrued to brokers	$39,809	$35,367
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due primarily to an increase in professional fees.

The increase in total commissions accrued to brokers for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Three months ended	Three months ended
	June 30, 2026	June 30, 2025
Average daily total net assets	$126,941,190	$73,177,810
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,073,279	$745,844
Annualized yield based on average daily total net assets	3.39%	4.09%
Management fee	$189,804	$109,478
Total fees and other expenses excluding management fees	$118,210	$65,014
Total commissions accrued to brokers	$18,472	$15,360
Total commissions as annualized percentage of average total net assets	0.06%	0.08%

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

Average interest rates earned on short-term investments held by UGA, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. As a result, the amount of income earned by UGA as a percentage of average daily total net assets was lower during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due primarily to an increase in professional fees.

The increase in total commissions accrued to brokers for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due primarily to a higher number of Gasoline Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2026, the average daily change in the Benchmark Futures Contract was (0.575)%, while the average daily change in the per share NAV of UGA over the same time period was (0.566)%. The average daily difference was 0.01% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UGA’s shares to the public on February 26, 2008 to June 30, 2026, the average daily change in the Benchmark Futures Contract was 0.043%, while the average daily change in the per share NAV of UGA over the same time period was 0.045%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UGA’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UGA’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UGA’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended June 30, 2026, the last trading day in June. The second chart below shows the monthly total returns of UGA as compared to the monthly value of the Benchmark Futures Contract for the five years ended June 30, 2026.

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

For the six months ended June 30, 2026, the actual total return of UGA as measured by changes in its per share NAV was 66.04%. This is based on an initial per share NAV of $61.77 as of December 31, 2025 and an ending per share NAV as of June 30, 2026 of $102.56. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $101.32 as of June 30, 2026, for a total return over the relevant time period of 64.03%. The difference between the actual per share NAV total return of UGA of 66.04% and the expected total return based on the Benchmark Futures Contract of 64.03% was a difference over the time period of 2.01%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2025, the actual total return of UGA as measured by changes in its per share NAV was (4.23)%. This is based on an initial per share NAV of $62.94 as of December 31, 2024 and an ending per share NAV as of June 30, 2025 of $60.28. During this time period, UGA made no distributions to its shareholders. However, if UGA’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UGA would have had an estimated per share NAV of $59.35 as of June 30, 2025, for a total return over the relevant time period of (5.70)%. The difference between the actual per share NAV total return of UGA of (4.23)% and the expected total return based on the Benchmark Futures Contract of (5.70)% was a difference over the time period of 1.48%, which is to say that UGA’s actual total return outperformed its benchmark by that percentage. UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UGA to track slightly higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact UGA’s ability to accurately track its Benchmark Future Contract in addition to the foregoing.

First, UGA may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UGA executes the trade. In that case, UGA may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UGA to either be higher or lower relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2026, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UGA to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UGA’s attempt to track the Benchmark Futures Contract.

Second, UGA incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract. At the same time, UGA earns dividend and interest income on its cash, cash equivalents and Treasuries. UGA is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2026. Interest payments, and any other income, were retained within the portfolio and added to UGA’s NAV. When this income exceeds the level of UGA’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UGA will realize a net yield that will tend to cause daily changes in the per share NAV of UGA to track slightly lower or higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by UGA may be lower than interest earned by UGA. As such, USCF anticipates that UGA could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UGA.

Third, UGA may hold Other Gasoline-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UGA that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2026, UGA did not hold any Other Gasoline-Related Investments. If UGA increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, UGA may invest in Other Gasoline-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UGA must pay to the swap counterparty certain fees that UGA does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month gasoline futures contract from the dollar price of the near month gasoline futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The gasoline market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the next month contract price from the price of the near month contract for the 10-year period between June 30, 2016 and June 30, 2026. Investors will note that the near month gasoline futures contract spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

While the investment objective of UGA is not to have the market price of its shares match, dollar for dollar, changes in the spot price of gasoline, contango and backwardation have impacted the total return on an investment in UGA shares during the past year relative to a hypothetical direct investment in gasoline. For example, an investment in UGA shares made on December 31, 2025 and held until June 30, 2026 increased based upon the changes in the NAV for UGA shares on those days, by approximately 66.04%, while the front month futures contract of gasoline during the same period increased by 76.76% (note: this comparison ignores seasonal factors and the potential costs associated with physically owning and storing gasoline, which could be substantial). By comparison, an investment in UGA shares made on December 31, 2024 and held to June 30, 2025 decreased based upon the changes in the NAV for UGA shares on those days, by approximately (4.23)%, while the spot price of gasoline for immediate delivery during the same period decreased by (5.70)% (note: this comparison ignores the potential costs associated with physically owning and storing gasoline, which could be substantial).

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

Gasoline Market. During the six months ended June 30, 2026, the price of the front RBOB month gasoline futures contract traded in a range between $1.695 and $3.772. Prices increased 76.76% from the end of 2025 through June 30, 2026, finishing the quarter at $3.014.

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

The Iran war was the principal factor affecting crude oil prices during the first half of 2026. Prices for the U.S. crude oil benchmark rose to approximately $106 per barrel in early April, while Brent crude oil, the international benchmark, approached $106 per barrel in early May. Global crude oil supply exceeded demand in January and February 2026; however, supply declined materially following the outbreak of hostilities and Iran’s closure of the Strait of Hormuz, through which approximately 20% of the world’s oil supply is transported. Global output continued to decline through May, reaching approximately 93.5 million barrels per day (“mbd”), compared with approximately 108.7 mbd in February, a decrease of approximately 15%. Although the reduction in supply exerted significant upward pressure on prices, forecasts of even higher crude oil prices did not fully materialize during the first half of 2026 due to several offsetting factors. These factors included: demand destruction and conservation in Asia and other regions, reduced purchases of oil by China at elevated prices and China’s increased reliance on previously accumulated inventories of oil, the rerouting of certain crude oil supplies by producers such as Saudi Arabia through pipelines to the Red Sea, and a coordinated release of strategic petroleum reserves by member countries of the Organization for Economic Co-operation and Development. The U.S. also drew down its strategic petroleum reserve to 340 million barrels, the lowest level since the early 1980’s. U.S. and global commercial inventories have also drawn down to the low end of ranges that have been in place since 2015. Global crude oil supply rebounded to approximately 97.5 mbd in June as the United States and Iran negotiated and signed a memorandum of understanding to negotiate a permanent settlement, and some traffic through the Strait of Hormuz resumed. Subsequent events in July, however, disrupted that process. In addition to the continued closure of the Strait of Hormuz and the resumption of hostilities between the U.S. and Iran, the Iran-backed Houthi militia in Yemen declared the Red Sea closed to shipping, expanding the potential supply disruption to two critical maritime chokepoints. The factors that moderated crude oil prices during the Spring of 2026 may be less effective under current conditions.

U.S. crude oil production remained near record levels, averaging approximately 13.7 mbd in the second quarter of 2026. U.S. production has increased significantly over the last five years. Conversely, Bloomberg data shows that OPEC crude production dropped from 29.6 mbd in February to a low of 16.4 mbd in late spring. OPEC output had been rising prior to the war as the cartel continued to gradually unwind voluntary cuts and quotas that were established to support market prices between 2022 and 2024. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has encouraged increased domestic production, and its actions may facilitate more drilling activity. However, U.S. drillers have shown restraint in recent years, so production may not rise as much in the future as it has in the recent past. Technology, geology, and economics tend to be significant determinants of U.S. production levels. Increased global demand for U.S. crude, if it is sustained over the long-term, could also motivate increased drilling. Other Trump administration policies have introduced uncertainty into crude oil markets, including tariffs and tariff threats. If the administration’s actions increase the risk of a global economic slowdown or recession, demand for crude oil could decline. Ongoing global tensions, with existing and potential conflicts in various regions, could increase supply disruptions, which could raise prices. Conversely, any resolution of geopolitical conflicts could further ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between June 30, 2016 and June 30, 2026, the table below compares the monthly movements of unleaded gasoline prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, crude oil and diesel-heating oil, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 10 Years

		US Gov’t	Global
	Large Cap	Bonds	Equities
	US Equities	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 10 Years	(S&P 500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.186	0.976	0.269	0.091	0.108	0.300
US Gov’t Bonds (BEUSG4 Index)		1.000	0.222	(0.264)	(0.388)	(0.156)	(0.180)
Global Equities (FTSE World Index)			1.000	0.277	0.095	0.049	0.303
Crude Oil				1.000	0.786	(0.016)	0.782
Heating Oil					1.000	0.047	0.684
Natural Gas						1.000	(0.032)
Unleaded Gasoline							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Gasoline - 1 Year

		US Gov’t	Global
	Large Cap	Bonds	Equities
	US Equities	(BEUSG4	(FTSE World				Unleaded
Correlation Matrix 1 Year	(S&P 500)	Index)	Index)	Crude Oil	Heating Oil	Natural Gas	Gasoline
Large Cap US Equities (S&P 500)	1.000	0.237	0.956	(0.393)	(0.415)	0.189	(0.414)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.388	(0.556)	(0.536)	(0.170)	(0.542)
Global Equities (FTSE World Index)			1.000	(0.511)	(0.531)	0.085	(0.531)
Crude Oil				1.000	0.925	(0.084)	0.925
Heating Oil					1.000	0.151	0.882
Natural Gas						1.000	(0.106)
Unleaded Gasoline							1.000
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

UGA currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UGA has allocated substantially all of its net assets to trading in Gasoline Interests. UGA invests in Gasoline Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Gasoline-Related Investments. A significant portion of UGA’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Gasoline Interests. The balance of the assets is held in UGA’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UGA’s investments in money market funds and Treasuries is paid to UGA. During the six months ended June 30, 2026, UGA’s expenses did not exceed the income UGA earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2026, UGA did not use other assets to pay expenses. To the extent income exceeds expenses, UGA’s NAV will be positively impacted.

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

UGA’s investments in Gasoline Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UGA from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2026, UGA did not purchase or liquidate any of its positions while daily limits were in effect; however, UGA cannot predict whether such an event may occur in the future.

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

In the future UGA may purchase OTC swaps. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2026, UGA held cash deposits and short-term investments in the amount of $104,521,753 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UGA’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2026, UGA had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UGA. While UGA’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UGA’s financial position.

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

As of June 30, 2026, UGA held 886 Futures Contracts traded on the NYMEX. As of June 30, 2026, UGA did not hold any Futures Contracts traded on the ICE Futures. For a list of UGA’s current holdings, please see UGA’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UGA’s website would reflect any investments in Futures Contracts beyond the Benchmark Gasoline Futures Contract, and Other Gasoline-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UGA, UGA’s FCMs, counterparties or other market participants), liquidity requirements, and other factors. Independent of the UGA website UGA may make available portfolio holdings to Authorized Participants that reflects UGA’s anticipated holdings.

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

During the six month reporting period ended June 30, 2026, UGA limited its OTC activities to EFRP transactions.

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

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.41(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 27, 2026 (the “Form 10-K”):

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	UGA does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UGA redeemed 12 baskets (comprising 600,000 shares) during the second quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/26 to 4/30/26	350,000	$100.60
5/1/26 to 5/31/26	100,000	$111.31
6/1/26 to 6/30/26	150,000	$105.83
Total	600,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2026.

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

Date: August 7, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2026